Form 10-K405
period 1998-12-31
AMERICAN CELLULAR CORP /DE/
filed 1999-04-02
CIK 1067075

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

   (Mark One)

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

       FOR THE PERIOD FROM FEBRUARY 26, 1998 (DATE OF FORMATION) TO DECEMBER 31, 1998

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      COMMISSION FILE NUMBER:

                         AMERICAN CELLULAR CORPORATION
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       22-3043811
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                      1375 EAST WOODFIELD ROAD, SUITE 700
                          SCHAUMBURG, ILLINOIS 60173
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (847) 995-8770

       Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

   The number of shares of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, of the Company outstanding as of March 31, 1999 is approximately 250,000 and 19,387, respectively. There is no trading market for the Common Stock of the Company. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the Company is not determinable. See Part II, Item 5 of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

   American Cellular Corporation (the "Company" or "American Cellular") is one of the largest independent rural cellular telephone system operators in the United States. It owns and operates non-wireline FCC-licensed cellular telephone systems primarily in rural areas of the Midwestern and Eastern portions of the United States with a total population of approximately 4.9 million (referred to as "Net Pops"). The Company's licenses are grouped in four main clusters of smaller Metropolitan Statistical Areas ("MSAs") and strategically located Rural Service Areas ("RSAs") covering approximately 110,000 square miles. The Company markets all of its cellular products and services under the name CELLULAR ONE(R), one of the most recognized brand names in the cellular industry. In marketing its products and services, the Company utilizes its distribution network of over 90 retail locations, a direct sales force and a network of independent dealers. The Company acquired all of the operations of PriCellular Corporation, a Delaware corporation ("PriCellular"), for approximately $1.5 billion on June 25, 1998 (the "Merger").

SYSTEMS

   American Cellular believes its predominantly rural cellular systems provide strong growth opportunities due to lower penetration rates, higher subscriber growth rates and a higher proportion of roaming revenue compared to cellular systems located in large MSAs. The Company focuses on underdeveloped rural cellular areas which have a significant number of potential customers with demand for wireless communication. American Cellular believes these areas have not yet been as fully developed as large MSAs, which were licensed earlier by the FCC, and have the potential for increased cellular usage and superior financial performance. In addition, American Cellular believes that in the near term rural cellular areas will be subject to less competition from other wireless providers (such as PCS) as compared to larger MSAs.

   Through selective acquisitions and asset swaps, the Company has concentrated its efforts on creating an integrated network of rural cellular systems in contiguous service areas. The Company's cellular interests consist principally of four large operating clusters of cellular systems:

     Upper Midwest Cluster--a 1.8 million Net Pop cluster of 15 Systems covering approximately 78,000 contiguous square miles in Minnesota, Wisconsin and Michigan.

     Mid-Atlantic Cluster--an 862,000 Net Pop cluster of five contiguous Systems consisting of five RSAs in Ohio, Pennsylvania and West Virginia covering approximately 10,000 contiguous square miles.

     New York Cluster--a 1.1 million Net Pop cluster of two MSAs and two RSAs covering more than 8,000 contiguous square miles in suburban New York located between the New York City MSA of AT&T Wireless Services Inc. and Southwestern Bell's Albany, NY MSA.

     Kentucky Cluster--a 1.1 million Net Pop cluster of four RSAs adjacent to Louisville and Lexington, Kentucky and one RSA in Tennessee which abuts Knoxville, Tennessee. The 38 counties in Kentucky and the six counties in Tennessee cover more than 15,000 square miles.

BUSINESS STRATEGY

   American Cellular's primary business strategy is to focus on the development of the Company's existing clusters and the selective acquisition of additional cellular systems. The principal elements of this strategy include:

   Develop Rural Market Clusters. American Cellular believes that its focus on small- and medium-sized markets will provide it with several competitive advantages. The majority of the Company's operations are in the earlier stages of their growth cycle and therefore afford significant opportunities for improvements in performance. The Company's modestly populated markets exhibit a concentration of small businesses, long commute times, and well-traveled roadways that have the potential to generate a high level of cellular use. Additionally, the Company enjoys strong roaming revenues because many of the Company's markets are contiguous with more densely populated areas. Finally, because many of the Company's markets consist of a population density that the Company believes is too low to make PCS services economically attractive, the Company is in position to benefit from PCS roaming revenues while generally remaining relatively insulated from direct PCS competition.

   Market Through Local Promotions. The Company markets its services to increase subscriber activations, to minimize churn and to promote its nationally known CELLULAR ONE(R) branded products and services. Many of its marketing programs are tailored for individual markets, stressing its local retail stores, customer service and commitment to the community. A key element of the Company's market positioning is its use of local retail stores and a direct sales force. A retail location complemented by a direct sales force provides the Company with more control over the sales process than if it were to rely exclusively on independent dealers. The Company believes that its approximately 90 retail locations enhance its ability to provide quality customer service and generate customer loyalty, as well as to provide convenient distribution locations. While American Cellular plans to continue to develop its direct sales force and to add additional retail locations to increase subscriber penetration, it also plans to augment its sales network by taking advantage of cost-effective distribution channels, including independent dealers and contract sales, to increase further market penetration.

   Introduce Flexible and Innovative Pricing and Billing Plans. The Company currently offers a wide selection of pricing plans tailored to its current customer base. In order to further expand its customer base and increase its penetration, American Cellular intends to introduce certain new pricing packages. These new packages will include prepaid plans which decrease bad debt risk and also reduce the cost of subscriber acquisitions through the elimination or significant reduction of equipment subsidies to subscribers. Additionally, in order to increase cellular phone use, American Cellular plans to support ongoing efforts of the industry to provide "calling party pays" service whereby the cost to the cellular subscriber is reduced as the initiating caller is charged for a call placed to the cellular phone.

   Continue Build Out of Advanced Network. American Cellular intends to continue to expand and improve coverage, increase capacity and build out its systems. American Cellular believes that expanding and improving coverage and capacity in its systems will attract additional subscribers, increase usage by existing subscribers and increase roaming activity. Additionally, the Company continues to build out a digital-ready network, which will allow the Company the flexibility to offer digital features and analog coverage in the same cell. American Cellular intends to take advantage of the digital capability of the network by introducing creative price plans and premium service offerings (such as caller ID and message waiting indicator), in order to enhance the average revenues generated per subscriber as well as fortifying the Company's competitive position.

   Achieve Cost Savings Through Selective Centralization. While maintaining its local marketing and sales focus, American Cellular intends to reduce overhead expenses by opportunistically centralizing certain business functions both regionally and at the Company's headquarters. Since the Merger, the Company has centralized its roaming and billing administration in its corporate offices, consolidated management responsibility within the market clusters and taken steps to centralize the Company's financial reporting and treasury functions.

   Prepare for Future Competition. American Cellular believes that it is well positioned to compete against present and future competitive wireless service providers through its extensive footprint, distribution channels, customer service capabilities and experienced management team. The Company is one of two incumbent cellular providers in its markets. American Cellular believes that the extensive capital expenditures required to deploy the requisite infrastructure in order to offer PCS services is more readily justifiable from an economic standpoint in larger, more densely populated urban markets. As a result of these capital requirements for PCS operators, American Cellular believes that certain of its service areas will not support widespread PCS competition, thus positioning American Cellular to provide roaming services to PCS customers.

   Continue Selective Acquisition Strategy. American Cellular's strategy is to continue to expand its current clusters through the selective acquisition of small to mid-sized MSAs and strategic RSAs that it believes are undervalued, underdeveloped or that possess traits indicative of potentially high cellular usage and superior financial performance. Upon acquiring an FCC-licensed cellular telephone system ("System"), American Cellular's aim will be to make certain operational and organizational changes reflective of its operating philosophy in order to increase the number and quality of subscribers and enhance operating cash flow, while controlling subscriber acquisition costs and promoting superior customer service.

   The Company's management is currently in the process of evaluating the operational strengths and weaknesses of the business acquired in the Merger. Until management completes such review, there can be no assurance that the Company will be able to achieve the foregoing objectives.

Cellular Markets and Systems

   The following table summarizes certain information concerning the Company's markets. All of the Company's licenses are non-wireline licenses.

                                                                       Date of
Market                                Total Pops Ownership Net Pops  Acquisition
------                                ---------- --------- --------- -----------
Upper Midwest
Duluth...............................   238,000    100.0%    238,000  04/28/94
Eau Claire...........................   145,000     96.0%    139,140  04/28/94
Wausau...............................   124,000     95.9%    118,957  03/28/95
MN 2A RSA............................    39,000    100.0%     39,000  07/07/95
MN 3 RSA ............................    61,000    100.0%     61,000  04/28/94
MN 4 RSA.............................    15,000    100.0%     15,000  08/10/95
MN 5 RSA.............................   209,000    100.0%    209,000  07/07/95
MN 6 RSA4............................   233,000    100.0%    233,000  11/23/94
WI 1 RSA.............................   114,000    100.0%    114,000  04/28/94
WI 2 RSA.............................    87,000    100.0%     87,000  11/18/96
WI 3 RSA.............................   146,000    100.0%    146,000  11/23/94
WI 4 RSA.............................   122,000    100.0%    122,000  01/07/97
WI 5 RSA.............................    83,000    100.0%     83,000  05/29/97
WI 6A RSA............................    33,000    100.0%     33,000  11/23/94
MI 1 RSA.............................   207,000    100.0%    207,000  03/07/95
                                      ---------            ---------
                                      1,856,000            1,845,097
Mid-Atlantic
OH 7 RSA.............................   260,000    100.0%    260,000  09/27/95
OH 10A RSA 95........................    64,000    100.0%     64,000  09/29/95
PA 9 RSA.............................   187,000    100.0%    187,000  02/02/96
WV 2 RSA.............................    79,000    100.0%     79,000  12/20/95
WV 3 RSA.............................   272,000    100.0%    272,000  07/23/96
                                      ---------            ---------
                                        862,000              862,000
New York
Orange County........................   328,000    100.0%    328,000  10/17/96
Poughkeepsie.........................   273,000     95.6%    260,988  04/23/96
NY 5 RSA.............................   376,000    100.0%    376,000  12/29/95
NY 6 RSA.............................   113,000    100.0%    113,000  04/23/96
                                      ---------            ---------
                                      1,090,000            1,077,988

                                                                       DATE OF
MARKET                                TOTAL POPS OWNERSHIP NET POPS  ACQUISITION
------                                ---------- --------- --------- -----------
KENTUCKY
KY 4 RSA.............................   259,000    100.0%    259,000  01/07/97
KY 5 RSA.............................   161,000    100.0%    161,000  01/07/97
KY 6 RSA.............................   270,000    100.0%    270,000  01/07/97
KY 8 RSA.............................   120,000    100.0%    120,000  01/07/97
TN 4 RSA.............................   274,000    100.0%    274,000  01/15/98
                                      ---------            ---------
                                      1,084,000            1,084,000
                                      ---------            ---------
Total................................ 4,892,000            4,869,085
                                      =========            =========

   The Company's Systems principally operate under the CELLULAR ONE(R) brand name. The Company believes that the diversity of competitors operating under various names and the Company's use of the CELLULAR ONE(R) brand name affords the Company marketing, advertising and other operational advantages relative to those competitors. These advantages include advertising and marketing the Company's services as a single brand name on a regional basis, allowing the Company to set regional roaming rates, being a single cellular service provider to corporate accounts, allowing calls to be handed-off between cell sites that cross market borders and reducing the number of dropped calls as subscribers exit an individual license area.

THE SOUTHWESTERN BELL JOINT VENTURE

   The Company owns 44.5% of a joint venture with Southwestern Bell in which the Company contributed its System serving the Laredo, TX MSA and Southwestern Bell contributed its Systems serving the IL-4 RSA and IL-6 RSA (the "Southwestern Joint Venture"). The Southwestern Joint Venture was consummated on December 1, 1995.

   Pursuant to the Southwestern Joint Venture, the Company receives guaranteed preferential distributions in the first four years of the Southwestern Joint Venture increasing from $3.3 million in the first year to $5.8 million in the final year. The Company has the option to remain in the Southwestern Joint Venture for four years or "put" its Joint Venture interest in the Southwestern Joint Venture to Southwestern Bell at any time during the four-year period at a price beginning at $28.5 million and increasing to approximately $39.0 million at the end of the four-year period. Southwestern Bell had the right to purchase the Company's interest during the first year at approximately $56.0 million and has the right to purchase the Company's interest on the day prior to Southwestern Joint Venture's fourth anniversary at 5% above the then "put" price. Southwestern Bell has operating control of these properties during the term of the Southwestern Joint Venture.

CELLULAR OPERATIONS

 General

   The Company has concentrated its recent efforts on creating an integrated network of cellular systems in its operating clusters. The Company operates four clusters of cellular systems as well as certain other markets and minority interests. As of December 31, 1998, the Company had approximately 334,500 subscribers, or 6.8% penetration. Through the participation of its non-wireline Systems in North American Cellular Network ("NACN") and other special networking arrangements between the Company and other non-wireline operators of cellular systems in the United States, management believes the Company's subscribers are able to receive quality coverage throughout the United States.

   The Company believes that the majority of its Systems are in the early stages of their growth cycle and afford significant opportunities for improvements in performance, particularly with respect to rates of penetration and churn. There can be no assurances, however, that American Cellular will be able to maintain such improvements or achieve similar improvements with respect to its other Systems. The following table sets forth certain information with respect to the performance of the Company's Systems owned as of the dates indicated:

                                              Years ended December 31,
                                        -----------------------------------------
                                         1998     1997     1996     1995    1994
                                        -------  -------  -------  ------  ------
Ending subscribers (1)................  334,500  243,700  139,800  73,000  17,300
Ending penetration (2)................      6.8%     5.3%     3.6%    2.0%    1.0%
Ending net pops (in millions)............   4.9      4.6      3.9     3.6     1.8
Churn (3).............................      1.8%     1.8%     1.6%    2.0%    2.7%
Average monthly revenue per subscriber
 (4)..................................  $    65  $    70  $    82  $  107  $  123
Average marketing cost per net
 subscriber addition (5)..............  $   458  $   399  $   371  $  403  $  497

--------
(1) Each billable telephone number in service represents one subscriber, not including test, demonstration or other telephone numbers for which payment is not expected.
(2) Represents the ratio of ending subscribers to the estimated total net population of owned Systems.
(3) Represents the average monthly churn for the periods presented. Churn equals the ratio of disconnected monthly subscribers to beginning monthly subscribers.
(4) Represents the ratio of total monthly service revenues to average monthly subscribers.
(5) Determined by dividing the amount of marketing costs by the net subscribers added. Marketing cost represents all selling expenses and losses incurred on equipment sales.

 Subscribers and System Usage

   The Company's cellular subscribers have increased to approximately 334,500 as of December 31, 1998 from approximately 243,700 as of December 31, 1997 and approximately 139,800 as of December 31, 1996. The Company's subscribers fall into 12 major categories: construction, professional/management, medical, sales, real estate, agriculture, service industry, transportation, financial, government, manufacturing and other, which includes low-usage subscribers. Reductions in the cost of cellular services have led to an increase in cellular telephone usage by general consumers for non-business purposes. In addition, American Cellular believes that several categories of its subscribers will develop requirements for specialized cellular applications, such as wireless data technology. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to seek to broaden its subscriber base for basic cellular services as well as to increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers, thereby further enhancing revenues.

 Marketing

   The Company markets all of its cellular products and services under the name CELLULAR ONE(R), one of the most recognized brand names in the cellular industry (see "--Service Marks"). The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a fraction of the cost of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside of the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULAR ONE(R) service in other markets may be more likely to use the Company's Systems when they travel in the Company's service areas, primarily due to the technical operation of the cellular telephone. Cellular telephones of non-wireline subscribers are programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational or the subscriber either dials a special code or has a cellular telephone equipped with an "A/B" (non-wireline/wireline) switch and selects the wireline carrier.

   Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to its subscribers in other markets, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States and Canada. NACN connects key areas across North America so that customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they "roam" in more than 7,000 cities, in the United States and Canada. By dialing subscribers' cellular telephone numbers, a caller can reach the Company's subscribers without knowing their location or having to dial additional roaming access numbers.

   The Company's marketing strategy is designed to generate continued net subscriber growth, while simultaneously maintaining a low cost of adding net subscribers. The Company principally uses in-house sales and marketing staff and its own retail outlets.

   The Company has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. The Company believes that its internal sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent dealers. In addition, the Company motivates its direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, the Company's use of an internal sales force keeps marketing costs lower than when independent dealers are used because commissions are lower and subscriber retention is higher.

   The Company believes that it helps minimize its churn rate through an after-sale program implemented through its sales force and customer service personnel. This program not only enhances customer loyalty, which reduces churn, but also increases add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

   The Company's sales force works principally out of its own retail stores in which the Company offers a full line of cellular products and services. As of December 31, 1998, the Company maintained approximately 90 retail locations. Ranging from 250 square feet to 4,000 square feet, each store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. The Company's stores provide subscriber-friendly retail environments (including extended hours, large selection, an expert sales staff and convenient locations) which make the sales process quick and easy for the subscriber.

 Products and Services

   In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer transfer. In 1998, the Company upgraded its systems to provide digital services in some of its markets such as caller I.D., message waiting indicator, short messaging services and sleep mode for longer battery life.

   Several rate plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. Unlike some of its competitors, the Company designs rate plans on a market-by-market basis. These rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, a designated amount of free minutes, per-minute usage charges and additional charges for custom-calling features in a package which offers value to the customer while enhancing airtime use and revenues for the Company. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness.

   Agreements between the Company and other cellular operators allow their respective subscribers to place calls, or roam, in most cellular service areas throughout the country. Roamers, subscribers placing calls outside their home market, are typically charged a higher per minute rate than would be charged for home users. Roaming revenues derived from this usage not only have higher yields than home usage revenues, but have almost no associated marketing or customer service costs, therefore, achieving higher margins than home service revenues. The Company's markets, strategically surrounding or between major metropolitan areas, encompass significant portions of heavily traveled corridors which results in significant roaming revenues for the Company.

 Customer Service

   Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service regions, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service regions handles its own customer-related functions such as credit evaluation, customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to better service customers, schedule installations and make repairs. Through the use of sophisticated monitoring equipment, technicians at the customer service center are able to monitor the technical performance of its cellular system.

   In addition, the Company's customers are able to report cellular telephone service or account problems to a local office representative. Management believes its decentralized philosophy and emphasis on customer service in each of its markets affords it a competitive advantage over its large competitors who typically centralize customer service outside of the local market.

 System Development and Expansion

   The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in high traffic areas. Such development is done for the purpose of increasing capacity and improving coverage in response to projected subscriber demand and competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers and an estimation of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2% (percentage of calls that are not connected on first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites.

   Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the Systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall quality of the network. The Company believes that the increased cellular coverage will have a positive impact on market penetration, subscriber usage and roaming revenue.

   The Company also continues to evaluate expansion through acquisitions of other cellular properties that will further enhance its network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage and required capital expenditures.

 Competitors and Adjoining Systems

   The Company competes with various competitors in each of its clusters. The Company believes that its integrated network of contiguous cellular systems operating as CELLULAR ONE(R) affords it significant advantages over many of its cellular competitors. In the Upper Midwest Cluster, the Company competes against six distinct operators, in the Mid-Atlantic Cluster, the Company competes against seven distinct operators, and in the Kentucky Cluster, the Company competes against five distinct operators.

   The following chart lists the Company's cellular competitors in each of its clusters and the major adjoining operators.

   COMPANY
   CLUSTER              COMPETITORS                  ADJOINING SYSTEMS
   -------     ------------------------------ -------------------------------
Upper Midwest
 Cluster       Air Touch Communications, Inc. AT&T
               United States Cellular Corp.   Western Wireless
               CelluLink                      United States Cellular Corp.
               Cellular 2000
               CellCom
               Century Telephone Enterprises
               Rural Cellular Corp.

Mid-Atlantic
 Cluster       United States Cellular Corp.   AT&T
               Alltel                         Airtouch Communications Inc.
               Ameritech                      Vanguard Cellular Systems, Inc.
               Bell Atlantic Mobile           ("Vanguard")

New York
 Cluster       Bell Atlantic Mobile           Bell Atlantic Mobile
                                              AT&T
                                              Southwestern Bell
                                              Vanguard

Kentucky
 Cluster       BellSouth Mobility             GTE Corp.
               Ramcell, Inc.                  United States Cellular Corp.
               Bluegrass Cellular
               United States Cellular Corp.
               Alltel

SERVICE MARKS

   CELLULAR ONE(R) is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULAR ONE(R) service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group (the "Licensor"). Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the Licensor. The licensing agreements, which the Company has entered into, are for original five-year terms expiring on various dates. These agreements may be renewed at the Company's option for three additional five-year terms.

EMPLOYEES AND DEALERS

   As of March 31, 1999, the Company had approximately 830 employees. In addition, the Company has agreements with independent dealers, including car dealerships, electronics stores, paging services companies and independent contractors. None of the Company's employees are represented by a labor organization, and the Company's management considers its employee relations to be good.

REGULATION

 Regulation and Licensing of Cellular Telephone Systems

   The FCC regulates the construction, operation and acquisition of cellular systems in the United States pursuant to the Communications Act. FCC regulations specify that two cellular radio licenses are available for any given area within each of the 734 FCC-designated markets in the United States (306 MSAs and 428 RSAs). Frequency block "B" was initially awarded to incumbent landline local exchange carriers (the "Wireline" license) and frequency block "A" was initially awarded to nonincumbents (the "Non-Wireline" license). Apart from the different frequency blocks, there is no technical difference between Wireline and Non-Wireline cellular systems and the operational requirements imposed on Wireline and Non-Wireline licensees are the same. The regulatory distinction between Wireline and Non-Wireline systems concerns only an applicant's eligibility to apply for an initial authorization. After initial authorization, a Non-Wireline company may purchase interests in a Wireline system, subject to restrictions on common ownership of Wireline and Non-Wireline systems in the same market and to any necessary prior approval of the FCC. Likewise, a company affiliated with a landline telephone service provider may purchase an interest in a Non-Wireline system, subject to the same restrictions on common ownership and prior FCC approval where necessary.

   Following notice of completion of construction, a cellular operator obtains an initial license. Cellular licenses are issued generally for a 10-year term beginning on the date of the grant of the initial operating authority and are renewable upon application to the FCC for periods of up to 10 years. The FCC may revoke a license prior to the end of its term in extraordinary circumstances (such as when serious violations of FCC rules have occurred).

   Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the "Cellular Geographic Service Area" ("CGSA"). The CGSA may be coincident with, or smaller than, the related FCC-designated MSA or RSA. A cellular licensee has the exclusive right to expand its CGSA boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's construction permit. At the end of the five-year period, however, any entity may apply to serve portions of the MSA or RSA outside the licensee's CGSA. The FCC has granted a number of unserved area applications for areas within both MSA and RSA markets, some filed by incumbent operators and others filed by new entrants.

   Near the conclusion of the license term (the years 2000 to 2008, in the case of the Company's current licenses), licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest. In addition, at license renewal time, other parties may file competing applications for the authorization. In the event that qualified competitors file applications for a licensee's market, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without a full comparative hearing. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term; and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.

   Cellular radio service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent Systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities. Cellular systems are subject to certain Federal Aviation Administration regulations respecting the location, lighting and construction of cellular transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations may also apply. The Company uses common carrier point to point microwave facilities to connect cell sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

   In July 1994, the FCC issued a notice proposing to require that all cellular carriers provide interexchange carriers with equal access. Currently, only AT&T's cellular carriers and the cellular affiliates of the Regional Bell Operating Companies ("RBOCs") are required to provide equal access. The FCC also proposed requiring all Commercial Mobile Radio Service ("CMRS") providers to provide interconnection to other mobile service providers. In April 1995, however, the FCC tentatively concluded that it would be premature to adopt such a requirement, and to date has declined to do so. The FCC may in the future attempt to impose equal access or other interconnection obligations on CMRS providers if market conditions warrant.

   Congress amended the Communications Act to preempt, as of August 10, 1994, state or local regulation of the entry of, or the rates charged by, any commercial mobile radio service, which includes cellular telephone service, or any private mobile radio service.

 Telecommunications Act of 1996; Other Regulatory Developments

   The Telecommunications Act of 1996 (the "Telecom Act") was the first legislation enacted in over 60 years attempting comprehensive reform of telecommunications regulation, although the legislation did not have as a principal focus the cellular industry in particular or the wireless communications industry in general. The Telecom Act's stated goal was to remove statutory, regulatory, and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. Certain provisions of the Telecom Act were declared unconstitutional, including several provisions relating to restrictions on RBOCs that were deemed a bill of attainder, by the United States District Court in Wichita Falls, Texas. That ruling was overturned on appeal, however, by the United States Court of Appeals for the Fifth Circuit, and the Supreme Court declined to review the ruling further.

   To facilitate the entry of competitors, the Telecom Act imposes certain requirements on local exchange carriers, including interconnection, universal service, equal access, and facilitating local wireline telephone service. The FCC has adopted regulations implementing these provisions, including rules on telephone number portability pursuant to which subscribers will be able to migrate their landline telephone numbers to a cellular carrier or other CMRS or landline carrier, or from a cellular carrier to another CMRS or landline carrier. Implementation of regulations requiring portability of wireless numbers, however, was recently postponed until November 2002.

   In August 1996, the FCC released its decision implementing the interconnection portions of the Telecom Act. The United States Court of Appeals for the Eighth Circuit, however, reversed major portions of the FCC's interconnection rules, by holding that the rules interfered with matters left to the jurisdiction of the states by the Telecom Act. The Eighth Circuit's decision was appealed to the United States Supreme Court, which reversed the Eighth Circuit on most issues. The Supreme Court found that the FCC has general jurisdiction to implement the Telecom Act's local competition provisions and upheld much of the FCC's interconnection rules. It remanded to the Eighth Circuit the issue of whether the FCC's interconnection pricing rules were substantively rational and remanded to the FCC issues related to local exchange carrier obligations to make unbundled network elements available to competitors. The Eighth Circuit and Supreme Court decisions dealt mainly with issues related to wireline carriers, rather than wireless carriers. Nevertheless, the recognition by the Supreme Court of broader federal jurisdiction over intrastate calling issues may have an impact on the development of wireless policies at the federal and state level. The Company cannot predict the eventual outcome of further judicial and administrative review of the FCC's interconnection rules or the effect of the eventual implementation of interconnection rules by the FCC. Nevertheless, pursuant to the provisions of the Telecom Act, the Company has taken advantage of provisions of the Act and renegotiated many of its interconnection agreements with incumbent local exchange carriers, thereby reducing the cost of interconnection with the local telephone facilities.

   The FCC's interconnection decision concluded that CMRS providers are entitled to reciprocal compensation arrangements with incumbent local exchange carriers and prohibited local exchange carriers from charging CMRS providers for terminating traffic initiated on the local exchange carrier's network. While the FCC noted the potential for asserting jurisdiction over certain aspects of CMRS interconnection with landline local exchange carriers, it has so far determined to defer primarily to the states in implementing interconnection policies pursuant to general guidelines established by the FCC, most of which have survived judicial challenge.

   The Telecom Act requires telecommunications carriers providing interstate service to contribute to a federal Universal Service Support Fund established by the FCC. The Universal Service Support Fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools and libraries. States will also be implementing requirements that carriers contribute universal service funding from intrastate telecommunications revenues. The Company has revised its customer billing to reflect additional costs related to these universal service fund requirements. There can be no guarantee that the Company will be able to continue to pass the costs of the fund requirements on to its customers in the future.

   The FCC has eliminated its PCS-cellular cross-ownership rule, but retained a spectrum cap on aggregation of CMRS spectrum. A cellular licensee and its affiliates may not hold an attributable interest in more than 45 MHz of licensed cellular, broadband PCS, and specialized mobile radio ("SMR") spectrum in a particular geographic area.

   The FCC has revised its rules pertaining to cellular licensees' obligations to allow resale of cellular service. The FCC requires a cellular carrier (and certain other wireless carriers) to permit unrestricted resale of its service (including to other FCC-licensed wireless carriers). This rule contains a sunset provision that provides that the rule will lapse five years following the FCC's grant of the last group of initial broadband PCS licenses.

   Pursuant to an earlier amendment of the Communications Act of 1934, as amended (the "Communications Act"), Congress preempted state or local regulation of entry into, or rates charged by, any CMRS or private mobile service carrier. States were allowed to petition the FCC for authorization to continue their authority to regulate rates and entry by August 1994. While eight states sought such authority, the FCC denied all such requests.

 Transfers and Assignments of Cellular Licenses

   The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a construction permit or license for a cellular system. Subject to FCC approval, a license or permit granted to a non-wireline entity may be transferred or assigned to a wireline entity and vice versa. In most cases, noncontrolling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. In the case of a sale proposed to occur before the expiration of certain holding periods, the FCC may prohibit or impose limitations on such a sale or require the seller to make certain representations as a condition precedent to such a sale. For RSAs, the minimum holding period generally expires upon completion of initial construction. The FCC has permitted sales prior to completion of initial construction under certain circumstances. Specifically, the seller must demonstrate that it did not file its application for the purpose of speculating in cellular licenses. Any acquisition by the Company of cellular interests may also require the prior approval of state or local regulatory authorities having jurisdiction over the cellular telephone industry.

   In certain circumstances, the FCC's rules prohibit the alienation of cellular interests. No ownership interest in an RSA application, or an entity holding such an application, may be transferred or otherwise alienated prior to the grant of a construction permit. For cellular unserved areas, no substantial change in ownership may take place until after the FCC has granted both a construction permit and a license and the licensee has provided service to the public for at least one year. These restrictions prevent prospective purchasers, including the Company, from entering into agreements for assignment or transfer of unserved areas and RSA acquisitions prior to the lapse of the applicable transfer restriction periods. These transfer restrictions should not have a greater effect on the Company than on any other prospective buyer.

 Character and Citizenship Requirements

   Applications for FCC authority may be denied and, in extreme cases, licenses may be revoked if the FCC finds that an entity lacks the requisite "character" qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. The FCC also requires licensees to comply with statutory restrictions on the direct or indirect ownership or control of radio licenses by non-U.S. persons or entities. The FCC has found the Company to be qualified to hold FCC licenses.

 Other Restrictions

   The Communications Act currently limits the interest of foreign governments and non-U.S. corporations and citizens in radio licensees, which include cellular licensees. This limitation has been relaxed with regard to certain foreign investors pursuant to a World Trade Organization treaty, and FCC actions implementing the treaty. The cellular industry is also subject to other rules and policies of the FCC and state commissions.

ITEM 2. PROPERTIES

   The Company maintains its corporate headquarters in Schaumburg, Illinois. The Company leases this space which is approximately 10,000 square feet. In addition to its corporate headquarters, the Company's cellular operations lease sales and administrative offices and lease and own locations for cell site and switching equipment. The Company reviews these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters where submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established trading market for any class of equity securities of the Company.

ITEM 6. SELECTED FINANCIAL INFORMATION

   The following selected historical financial data is not necessarily indicative of future results of operations. The selected financial data for American Cellular for the period ended and as of December 31, 1998, is derived from and qualified by reference to the audited consolidated financial statements included elsewhere herein. The PriCellular selected financial data for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996 and as of June 30, 1998 and December 31, 1997, is derived from and qualified by reference to the audited consolidated financial statements included elsewhere herein. The PriCellular selected financial data for the years ended December 31, 1995 and 1994 and as of December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                           AMERICAN CELLULAR             PRICELLULAR (PREDECESSOR)
                          ------------------- --------------------------------------------------
                              PERIOD FROM
                           FEBRUARY 26,1998
                          (DATE OF FORMATION)  SIX MONTHS        YEAR ENDED DECEMBER 31,
                                THROUGH           ENDED     ------------------------------------
                           DECEMBER 31, 1998  JUNE 30, 1998   1997      1996     1995     1994
                          ------------------- ------------- --------  --------  -------  -------
                                                (DOLLARS IN THOUSANDS)
Statement of Operations
 Data:
Revenues................       $137,487         $108,670    $181,000  $112,616  $41,504  $ 5,209
Cost of cellular
 service................         25,995           20,911      48,691    29,571   10,694    1,892
Cost of equipment sold..          7,271            5,365      12,841    10,073    4,951      814
                               --------         --------    --------  --------  -------  -------
Gross margin............        104,221           82,394     119,468    72,972   25,859    2,503
Selling, general and
 administrative.........         37,625           30,230      53,485    34,502   16,512    6,005
Depreciation and
 amortization...........         45,569           17,553      28,759    19,537   10,337    2,720
Non-recurring charges...          4,355            4,889          --        --       --       --
                               --------         --------    --------  --------  -------  -------
Operating income
 (loss).................         16,672           29,722      37,224    18,933     (990)  (6,222)
Gain (loss) on sale of
 investments in cellular
 operations.............             --             (133)      8,423    (1,401)  11,598    6,819
Interest expense, net...        (56,441)         (37,385)    (62,528)  (42,201) (18,839)  (1,940)
Other income (expense),
 net....................           (100)           1,510       3,250     1,626      520      (97)
                               --------         --------    --------  --------  -------  -------
Loss before provision
 for income taxes.......        (39,869)          (6,286)    (13,631)  (23,043)  (7,711)  (1,440)
Provision for income
 taxes..................           (530)              --          --        --       --       --
                               --------         --------    --------  --------  -------  -------
Net loss................       $(40,399)        $ (6,286)   $(13,631) $(23,043) $(7,711) $(1,440)
                               ========         ========    ========  ========  =======  =======
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividends (a)..........             --               --          --        --       --       --
Deficiency of earnings
 to combined fixed
 charges and preferred
 stock dividends (a)....       $(61,244)        $ (9,643)   $(20,171) $(29,221) $(7,711) $(1,440)

                                      AMERICAN
                                       CELLULAR    PRICELLULAR (PREDECESSOR)
                                      --------- --------------------------------
                                                  AS OF DECEMBER 31,
                                      ------------------------------------------
                                        1998     1997    1996     1995    1994
                                      --------- ------- ------- -------- -------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.................... $  32,373 $44,518 $89,749 $116,415 $26,488
  Net fixed assets...................   159,792 104,854  73,327   52,041  26,144
  Total assets....................... 1,517,600 747,656 735,816  544,766 215,744
  Long-term debt..................... 1,195,971 568,323 524,517  315,216 113,683
  Total liabilities.................. 1,254,231 613,476 555,897  339,038 137,508
  Stockholders' equity...............   263,369 134,180 179,919  205,728  78,236

--------
(a) The ratio of earnings to combined fixed charges and preferred stock dividends is determined by dividing the sum of loss before income taxes, interest expense, and a portion of rent expense representative of interest by the sum of interest expense, a portion of the rent expense representative of interest, and the preferred stock dividend requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following is a discussion and analysis of the historical results of operations and financial condition of American Cellular and PriCellular and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's and PriCellular's financial statements, including the notes thereto, included in this Annual Report on Form 10-K (the "Report").

   On January 15, 1998, a subsidiary of PriCellular acquired the TN-4 RSA for approximately $73 million. The acquisition was accounted for under the purchase method of accounting and is included in the results of operations from the date of acquisition.

   On June 25, 1998, American Cellular acquired PriCellular pursuant to an Agreement and Plan of Merger dated March 6, 1998 (the "Merger Agreement") for approximately $1.5 billion. The acquisition was recorded in accordance with the purchase method of accounting. The cost of the acquisition was allocated to the tangible and intangible assets and liabilities assumed based on their respective fair values. PriCellular had been partially owned (6.39%) by a group of investors, which also own 27.2% of American Cellular (the 6.39% is considered the continuing ownership interest). The cost to acquire the continuing ownership interest in the net assets of PriCellular in excess of the predecessor basis ($44.4 million) has been reflected as a reduction of stockholders' equity of American Cellular pursuant to generally accepted accounting principles.

   The results of operations of American Cellular include the operations of PriCellular from July 1, 1998. The results of operations of American Cellular do not differ materially than if the actual closing date of the Merger had been used.

   American Cellular accounted for the Merger using purchase accounting. Accordingly, the PriCellular and American Cellular financial statements reflect different bases of accounting and capitalization which can significantly impact depreciation, amortization, interest and related tax expenses. However, for purposes of the following discussion regarding 1998 and 1997 activity, the pre- and post-acquisition financial information has been combined to provide the reader with an indication of the trend of results. Specifically, the results of operations of American Cellular for the period ended December 31, 1998 will be combined with the results of operations of PriCellular for the six months ended June 30, 1998 and then compared with the results of operations of PriCellular for the year ended December 31, 1997.

RESULTS OF OPERATIONS OF AMERICAN CELLULAR

 General

   The year ended December 31, 1998 reflects the continuing financial growth of the Company's operations. Net subscriber additions, excluding subscribers acquired in acquisitions, approximated 79,600 for the year ended December 31, 1998 compared to approximately 82,000 in 1997. The Company ended the current year with approximately 334,500 subscribers resulting in penetration of 6.8% compared to approximately 243,700 subscribers and a penetration rate of 5.3% at December 31, 1997. The Company experienced a churn rate of 1.8% for both years.

 Combined Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

                           AMERICAN CELLULAR
                              PERIOD FROM
                           FEBRUARY 26, 1998   PRICELLULAR
                          (DATE OF FORMATION)  SIX MONTHS     COMBINED YEAR   PRICELLULAR YEAR
                                THROUGH           ENDED           ENDED             ENDED
                           DECEMBER 31, 1998  JUNE 30, 1998 DECEMBER 31, 1998 DECEMBER 31, 1997
                          ------------------- ------------- ----------------- -----------------
                                                     (IN THOUSANDS)
Revenues................       $137,487         $108,670        $246,157          $181,000
Cost of cellular
 service................         25,995           20,911          46,906            48,691
Cost of equipment sold..          7,271            5,365          12,636            12,841
Selling, general and
 administrative.........         37,625           30,230          67,855            53,485
Depreciation and
 amortization...........         45,569           17,553          63,122            28,759
Non-recurring charges...          4,355            4,889           9,244                --
                               --------         --------        --------          --------
Operating income........         16,672           29,722          46,394            37,224
Gain (loss) on sale of
 investments in cellular
 operations.............             --             (133)           (133)            8,423
Interest expense, net...        (56,441)         (37,385)        (93,826)          (62,528)
Other income............           (100)           1,510           1,410             3,250
Provision for income
 taxes..................           (530)              --            (530)               --
                               --------         --------        --------          --------
Net loss................       $(40,399)        $ (6,286)       $(46,685)         $(13,631)
                               ========         ========        ========          ========

   Revenues increased from $181.0 million in 1997 (consisting of $99.9 million of subscriber service revenue, $51.0 in roaming revenue, $17.5 million in toll revenue, $5.4 million of equipment sales and $7.2 million of other) to $246.2 million in 1998 (consisting of $138.6 million of subscriber service, $61.6 million in roaming revenue, $31.5 million in toll revenue, $6.6 million of equipment sales and $7.9 million of other). The increase represents the continuing growth in the cellular industry impacting both subscriber and roaming revenues and the acquisition of the Tennessee 4 RSA which provided an additional $19.9 million in revenue in 1998.

   Total costs and expenses increased from $143.8 million in 1997 (consisting of $48.7 million for cellular service, $12.8 million for cost of equipment sold, $53.5 million for selling, general and administrative expense and $28.8 million for depreciation and amortization) to $199.8 million in 1998 (consisting of $46.9 million for cellular service, $12.7 million for cost of equipment sold, $67.9 million for selling, general and administrative expense, $63.1 million for depreciation and amortization and $9.2 million for non-recurring costs). The cost of cellular service for the year ended 1998 totaled $51.4 million before elimination of intracompany service compared to $48.7 million for 1997. This $2.7 million increase reflects the growth in the business in 1998. The net cost of cellular service in 1998 totaled $46.9 million and reflects the elimination of $4.5 million of intracompany service. Comparable intracompany data for periods prior to the Merger is not available. The decrease in cost of equipment sold represents a 14% reduction in equipment cost offset by higher sales volumes. The increase in selling, general and administrative expense reflects the growth in the business noted above. Depreciation and amortization increased from $28.8 million in 1997 to $63.1 million in 1998, primarily due to amortization of the goodwill established in the Merger. Non-recurring charges for American Cellular relate to stay-on bonuses paid pursuant to the Merger to retained employees remaining with the Company through the completion of the Merger. Non-recurring charges for PriCellular relate to professional and legal fees associated with the Merger.

   The increase in interest expense from $62.5 million in 1997 to $93.8 million in 1998 is primarily the result of the acquisition of PriCellular by American Cellular and the related financing.

   The 1997 gain on sale of investments in cellular operations resulted from the sale in January 1997 of the Florence AL MSA and AL-1B RSA.

   Other income decreased to $1.4 million in 1998 from $3.3 million in 1997, principally due to the amortization of the covenant not to compete that was fully amortized in 1997.

   Income tax expense increased to $.5 million in 1998, reflecting current state income tax provisions.

Results of Operations of PriCellular

 Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

   Operating revenue increased from $112.6 million in 1996 (consisting of $105.2 million of cellular service, $3.4 million of equipment sales and $4.0 million of other) to $181.0 million in 1997 (consisting of $168.4 million of cellular service, $5.4 million of equipment sales and $7.2 million of other). The primary reason for the increase in cellular service revenue and equipment sales is the addition of the Kentucky Cluster, the WI-4 RSA and the WI-5 RSA in 1997 and the fact that Poughkeepsie, NY-6, and WV-3 markets were acquired over the course of 1996 and therefore generated a full year of revenue in 1997 but were included for only part of the year in 1996.

   Total costs and expenses increased from $93.7 million in 1996 (consisting of $29.6 million for cellular service, $10.1 million for cost of equipment sold, $34.5 million for selling, general and administrative and $19.5 million for depreciation and amortization) to $143.8 million in 1997 (consisting of $48.7 million for cellular service, $12.8 million for cost of equipment sold, $53.5 million for selling, general and administrative expense and $28.8 for depreciation and amortization). The increases are principally a result of the markets added in 1996 and 1997 as stated above. Selling, general and administrative expenses include selling and marketing expenses which accounted for 47.6% and 48.4% of the total balance for the years ended December 31, 1997 and 1996, respectively. The declining percentage reflects the leveraging of these expenses against increasing revenues.

   The increase in interest expense from $47.1 million in 1996 to $67.4 million in 1997 is a result of a full year's worth of interest on PriCellular's $170.0 million of 10.25% Notes issued in November 1996, compared to only one and one-half months in 1996.

   The gain on sale of investments in cellular operations resulted from the sale in January 1997 of the Florence AL MSA and AL-1B RSA ("Florence License"). In 1996, the net loss resulted from the sale of the AL-4 RSA ($1.6 million loss) and the sale of the MI-2 RSA ($1.6 million loss) offset by the sale of minority Pops ($1.8 million gain).

   Other income increased to $3.3 million in 1997 from $1.6 million in 1996 principally due to the amortization of the covenant not to compete associated with the sale of the Florence License in January 1997.

Liquidity and Capital Resources

 Cash Flows

   As of December 31, 1998, the Company had approximately $34.0 million of cash and cash equivalents and approximately $32.4 million of working capital. Net cash generated by operations was approximately $35.3 million. Cash used in investing activities was approximately $1.5 billion. Approximately $1.4 billion represents the purchase of PriCellular, net of cash acquired, $69.7 million represents the net purchase of U.S. Treasury investments held in escrow, and $24.3 million represents the purchase of fixed assets. Cash provided by financing activities was approximately $1.5 billion. Approximately $348.2 million represents the proceeds from issuance of the Company's common and preferred stock and approximately $1.2 billion represents borrowing against the Credit Facility and net proceeds from the Senior Notes.

   Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which excludes non-recurring charges and gain (loss) on sale of investments in cellular operations, amounted to $120.2 million for combined 1998 compared to $69.2 million for 1997 or an increase of 74%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company expects to incur net accounting losses for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.

 Liquidity and Capital Requirements

   The Company has long-term debt aggregating approximately $1.2 billion. Substantially all such indebtedness was incurred to pay the consideration to the PriCellular stockholders in the Merger, repay the indebtedness of PriCellular, pay the related fees and expenses and purchase the restricted securities.

   The Company borrowed $916 million under a bank syndicated Credit Facility. The Credit Facility provides the Company up to $1 billion in four tranches ($450 million on Tranche A, $200 million for each Tranche B and C, and up to $150 million on the Revolver Loan). Interest is payable quarterly at the adjusted prime rate plus the applicable margin for each tranche (0.625% for the Revolver and Tranche A, 1.50% for Tranche B and 1.75% for Tranche C) or LIBOR plus the applicable margin for each tranche (1.625% for the Revolver and Tranche A, 2.50% for Tranche B and 2.75% for Tranche C), based on the Company's consolidated leverage ratio. As of December 31, 1998, the interest rates applicable on the tranches of the Credit Facility ranged from approximately 7.41% to 8.78%, yielding a weighted average rate of 7.9%. The Credit Facility contains several financial covenants related to Company's leverage and debt service ratios. The Company is in compliance with the terms of those covenants. Other covenants also contain restrictions on the incurrence of additional debt, the payment of dividends, the incurrence of liens, and payments and transfer of net assets.

   As a result of the Merger, the Company has significant cash requirements for debt service and expansion and operation of its cellular systems. To meet its liquidity needs, the Company will rely on internally generated funds, borrowings under the Revolver Loan of the Credit Facility, and restricted securities. In addition, the first six scheduled interest payments on the 10 1/2% Senior Notes due 2008 (the "Notes") issued in May, 1998, will be met from the deposit of a portion of the proceeds from the sale of the Notes. At December 31, 1998, the Company had $84 million available under the Revolver Loan of the Credit Facility. A portion of the Company's debt bears interest floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

   For fiscal 1999, the Company intends to fund its interest obligations, capital expenditures and working capital requirements with cash flows from operations, borrowings under the Revolver Loan of the Credit Facility and the restricted securities. In future periods, the Company may need to raise additional capital to fund the acquisition and integration of additional cellular systems. The Company may raise such funds through bank financings or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such funding, if necessary, or on favorable terms. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations of future periods may be adversely affected.

   The Company plans to continue to expand its marketing efforts which will include, but are not limited to, an increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth. During the 1999 calendar year, American Cellular anticipates that it will spend an aggregate of approximately $53 million in capital expenditures. However, actual capital requirements may change. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

YEAR 2000 ISSUES

   The term "Year 2000 problem" is a general term used to describe the various problems that may result from the improper processing of dates and time-sensitive calculations by computers and other machinery as the year 2000 is reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year component of a date. This will often result in a computer reading a date of "00" as meaning, 1900, and not 2000. Problems may also arise from other sources, including the use of special codes and conventions in software that make use of a date field.

   The Company's Year 2000 issue is primarily the result of the Company's reliance on third party vendors for the major systems integral to its operations. These systems include all hardware and software directly related to the Company's cellular networks, interconnect systems which provide for the delivery of data and voice messaging between the Company's networks and networks of other carriers, information management systems that provide customer support and billing functionality, and other administrative systems that support the operations. The Company is also reliant upon third party manufacturers that provide cellular telephone equipment and accessories that are sold to the Company's subscribers. The Company is working with its vendors to ensure Year 2000 compliance of these systems. However, if required modifications to these systems are not completed, the Year 2000 issue could have a material impact on the operations of the Company.

 Status of Becoming Year 2000 Compliant

   The Company's Year 2000 readiness program involves the following four phases: system assessment, remediation, testing and implementation. To date, the Company has substantially completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The assessment indicated all of the systems could be affected because of the heavy reliance on information technology products and services. The assessment also indicated that hardware and software used in administrative operations are also at risk. The Company has been gathering information about the Year 2000 compliance status of its vendors that support these systems. The Company's vendors are at various stages in their Year 2000 compliance programs, and there is no assurance that each vendor will achieve its goals. Additionally, the Company has identified all carriers that provide direct interconnect services for local or long distance telephone services and requested certification as to Year 2000 compliance, however, there is no assurance that the Company will be able to test these systems beyond the representations of these carriers.

   While management considers that the assessment phase of the Company's Year 2000 program is substantially completed, the Company will continue to review all areas of operations to identify any other potential Year 2000 issues. In addition, any new system that may be implemented during the remainder of the year will be evaluated for Year 2000 compliance prior to the deployment of the system.

   In the remediation phase, the Company is determining the Year 2000 compliance status of each component of each system identified as a risk during the assessment phase. This process includes contacting each vendor and obtaining representations regarding the Year 2000 compliance of that vendor's products as it impacts the Company's systems. In the event that a product is determined to be non-compliant, the Company is requesting information as to the vendor's procedures to bring the product into compliance. The Company's vendors are at various stages in their Year 2000 compliance programs, and there is no assurance that each vendor will achieve its goals. This phase is approximately 50% completed overall and is expected to be 100% completed by July, 1999.

   In the testing phase, the Company is performing its own evaluation of Year 2000 compliance and, to the extent possible, testing each system or component in a forward date environment to insure compliance of the system. Although the Company can verify Year 2000 compliance of its systems in this fashion, the complexity and variability of systems to which the Company interconnects prohibits the testing of the telecommunications network as a whole. For example, the failure of a local power grid or local exchange carrier as a result of a Year 2000 event will adversely affect the performance of the Company's cellular network. This phase is approximately 27% completed overall and is expected to be 100% completed by July, 1999.

   The implementation phase involves the deployment of Year 2000 compliant software upgrades and patches into the operating systems, the development of contingency plans and work around procedures for those systems found to be non-compliant and the replacement of non-compliant hardware and software used in administrative support functions. This phase is approximately 27% completed overall and is expected to be 100% completed by September, 1999.

   No systems that are considered to be material to the operations and that are not expected to be Year 2000 compliant have been identified. Set forth below is a table of the various systems of the Company and the level of completion of each of the phases of the Company's Year 2000 readiness program with respect to such systems.

                            COMPLIANCE PROGRAM PHASE

      SYSTEMS          Assessment        Remediation         Testing       Implementation
-----------------------------------------------------------------------------------------
  Cellular          95% Completed     53% Completed     50% Completed     50% Completed
  Networks
                    Expected          Expected          Expected          Expected
                    Completion Date   Completion Date   Completion Date   Completion Date
                    April, 1999       May, 1999         July, 1999        September, 1999

-----------------------------------------------------------------------------------------
  Interconnect      100% Completed    38% Completed     0% Completed      23% Completed
  Systems
                                      Expected          Expected          Expected
                                      Completion Date   Completion Date   Completion Date
                                      July, 1999        Not Applicable    September, 1999

-----------------------------------------------------------------------------------------
  Information       100% Completed    58% Completed     24% Completed     24% Completed
  Management
  Systems                             Expected          Expected          Expected
                                      Completion Date   Completion Date   Completion Date
                                      April, 1999       June, 1999        July, 1999

-----------------------------------------------------------------------------------------
  Other             95% Completed     52% Completed     12% Completed     12% Completed
  Administrative
  Systems           Expected          Expected          Expected          Expected
                    Completion Date   Completion Date   Completion Date   Completion Date
                    April, 1999       June, 1999        July, 1999        September, 1999

 Costs Related to Year 2000 Compliance

   The Company will utilize internal resources in completing its Year 2000 readiness plan. Company personnel are assigned specific tasks relating to Year 2000 compliance on the basis of technical skill and availability. The Company does not account for the time spent on Year 2000 compliance as a separate item as these costs are not incremental to the operations. The Company has budgeted for software upgrade costs relating to vendor software of approximately $100,000. The Company also anticipates an additional $100,000 required to replace administrative hardware and software that are not Year 2000 compliant. As of March 31, 1999, actual expenditures for these items were insignificant.

 Risks Associated with Year 2000 Issues

   Management believes that it has an effective program in place to resolve those Year 2000 issues in which it can exert significant influence. As noted in the table above, the program is not yet completed. In the event the Company does not complete the additional phases of the program, the Company would be unable to provide cellular telephone service, invoice customers or collect payments. Disruption of cellular service would also negatively impact customer satisfaction, which may impact future sales and growth of the operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability or lost revenue to the Company cannot be reasonably estimated at this time.

 Year 2000 Contingency Plans

   The Company is in the process of developing contingency plans with its primary vendors for cellular network operations and information management services. These plans include detail recovery plans, vendor contacts and work around procedures upon the occurrence of a Year 2000 event. The Company will continue to evaluate the necessity and adequacy of its contingency plans as additional information relating to the Year 2000 readiness of its vendors becomes available.

 Year 2000 Forward-Looking Statements

   The foregoing Year 2000 discussions contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and dates by which the Company expects to complete certain actions, are based on management's best current estimates, which are derived utilizing numerous assumptions about future events, including continued availability of certain resources, representations derived from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and the actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by business and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and the ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as to the date such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The foregoing information constitutes a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

UNCERTAINTIES ASSOCIATED WITH FORWARD LOOKING STATEMENTS

   American Cellular has made in this Report, and from time to time may otherwise make, statements which constitute forward looking statements. These statements include statements regarding the intent, belief, plans or current expectations of the Company, its directors or its officers primarily with respect to the Company's operations and financial performance. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Some of these factors may include: (i) the Company's high degree of leverage and the requirement for significant and sustained growth in the Company's cash flow to meet its debt service requirements; (ii) the Company's limited operating history, the Company's history of net losses and the expectation of future losses; (iii) the Company's prospects in the event of a general economic downturn; (iv) that the Company will be managed by a new team of senior management; (v) that members of the Company's management have other commitments; (vi) competition from the other cellular operator in the Company's clusters or from other technologies; (vii) that new Systems and Systems recently acquired may not perform as expected; (viii) that the telecommunications industry is subject to rapid and significant changes in technology; (ix) that the Company relies upon the registered service mark CELLULAR ONE(R) to market the services of its non-wireline systems; (x) that there is potential for adverse regulatory change and the need for renewal of cellular licenses; (xi) fluctuations in market value of licenses; (xii) equipment failure or natural disaster; (xiii) concerns about RF emissions;
(xiv) the costs associated with the unauthorized use of the Company's network;
(xv) that the Indenture governing the Notes imposes significant operating and financial restrictions on the Company; and (xvi) the potential effect of Year 2000 computer issues.

Fluctuations in Quarterly Results

   The Company's revenues in the fourth quarter are historically lower than the third quarter due to the fact that fewer cellular calls are made in the Company's markets during inclement weather. Losses generally increase in the fourth quarter due to the lower revenues coupled with higher sales and marketing costs incurred during the holiday selling season.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed, generally at the beginning of each quarter. LIBOR is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate swap and collar agreements to hedge variable rate interest risk on the Credit Facility. The following table provides information about the Company's long-term debt and derivative financial instruments that are sensitive to changes in interest rates (in millions):


                                                                              Fair
                                                                             Market
                           1999   2000   2001  2002  2003  Thereafter Total  Value
                          ------ ------ ------ ----- ----- ---------- ------ ------
Maturities of long-term
 debt
Variable rate...........  $  3.0 $  4.0 $ 49.0 $49.0 $71.5   $739.5   $916.0 $916.0
Fixed rate..............      --     --     --    --    --   $283.0   $283.0 $276.5
Interest rate derivative
 financial instruments
 related to debt
Interest rate swap
 Notional amounts
 outstanding at
 beginning of year......  $100.0 $ 93.8 $ 87.5    --    --       --       -- $ (1.8)

   The interest rate swap effectively locks the related notional amount of the Company's Credit Facility borrowings at 5.84%.

Interest rate collars
 Notional amounts
 outstanding at
 beginning of year......  $700.0 $693.8 $687.5    --    --       --       -- $ (9.8)

   The interest rate collars effectively lock $600 million of the Company's Credit Facility borrowings between 5.6% and 6.0% and the remaining notional amount is locked between 5.38% and 6.0%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the index included in "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The following sets forth certain biographical information, the present occupation and business experience for the past five years of each person who is a director or executive officer of the Company (none of whom were officers or directors of PriCellular other than Brion Applegate, who was a director of PriCellular until June 25, 1998, and Stephen Easley, who was an officer of PriCellular until June 25, 1998). All such persons assumed their respective positions with American Cellular effective as of June 25, 1998:

 NAME                          AGE POSITION
 ----                          --- --------
 Brian McTernan..............   51 President and Director
 John Fujii (1)..............   48 Chief Executive Officer and Director
 James J. Walter, Jr.........   48 Vice President of Finance, Chief Financial
                                   Officer and Secretary
 Janice P. Mercer............   50 Executive Vice President--Operations
 Stephen J. Easley...........   41 Vice President for External Affairs and
                                   General Counsel
 Keith E. Mathews............   39 Vice President, Controller and Assistant
                                   Secretary
 Salvatore A. Butindaro......   52 Vice President and Treasurer
 Brion Applegate (1, 3)......   45 Director
 Glenn M. Creamer (1, 3).....   37 Director
 Jeffrey M. Lane (2).........   43 Director
 Michael J. Marocco (3)......   40 Director
 Kevin J. Maroni (2).........   36 Director
 Mark A. Pelson (2)..........   37 Director

--------
(1) Member of the Executive Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.
(3) Member of the Compensation Committee of the Board of Directors.

   Brian McTernan. Mr. McTernan has been a principal of MLC since 1986. From 1988 to 1994, he served as an officer for various subsidiaries of Crowley. From 1994 to 1995, he was the President of Mid-South. Mr. McTernan has served as President and Chief Operating Officer of ACME Paging, Inc. since 1994.

   John Fujii. Mr. Fujii has been a principal of MLC since 1986. From 1988 to 1994, he served as an officer for various subsidiaries of Crowley. From 1994 to 1995, he was the Vice President and Secretary of Mid-South. Mr. Fujii has served as Vice President and Secretary of ACME Paging, Inc. since 1994.

   James J. Walter, Jr. Mr. Walter has served as Vice President and Controller of MLC since 1989. From 1989 to 1994 he served as an officer for various subsidiaries of Crowley. From 1994 to 1995, he was the Vice President and Controller for Mid-South. Mr. Walter has also served as Vice President and Controller of ACME Paging, Inc. since 1994.

   Janice P. Mercer. Ms. Mercer has been involved in the wireless communications industry for the past 13 years. From 1988 to 1992, Ms. Mercer served as General Manager at Crowley. From January of 1992 to September of 1992, Ms. Mercer served as General Manager at McCaw and from 1992 to 1994, Ms. Mercer served as General Manager at Mid-South. From 1995 until the time she joined the Company, Ms. Mercer served as the Director of Consumer Marketing, Southwest Region, at AT&T Wireless.

   Stephen J. Easley. Mr. Easley served as Vice President for External Affairs and Senior Counsel of PriCellular since March 1997. For one year prior to that, he served as Vice President and General Counsel of Intrinzix Technologies, Inc. ("Intrinzix"). For the five years prior to his service with Intrinzix, Mr. Easley served as Senior Counsel at MCI Communications Corporation.

   Keith E. Mathews. Mr. Mathews served as Senior Tax Manager for Arthur Andersen & Co. for twelve years prior to joining American Cellular. During his employment with Arthur Anderson & Co., he served as the tax and business consultant for the various subsidiaries of Crowley from 1989 to 1994, and the tax and business consultant for Mid-South from 1994 to 1995.

   Salvatore A. Butindaro. Mr. Butindaro has been involved in the telecommunications industry for the past 16 years. From 1983 to 1988, Mr. Butindaro served as Director of Customer Services at Metromedia Inc. for its paging, cellular and long-distance business entities. From 1989 to 1995, Mr. Butindaro served in various director level positions at Telephone and Data Services, Inc. in both its United States cellular and aerial operating entities. Prior to joining American Cellular, he served as Vice President of Customer Service at Palmer Wireless Communications from 1996 to 1998.

   Brion B. Applegate. Mr. Applegate co-founded Spectrum in 1993. Prior to forming Spectrum, he was a General Partner of Burr, Egan, Deleage & Co. from 1982 to 1993. Mr. Applegate is a director of Kestrel Solutions, Inc., LiveWire Systems, L.L.C., Network Access Solutions, Inc., Nassau Broadcasting Partners, L.P., Apex Site Management, Inc., and Tut Systems, Inc.

   Glenn M. Creamer. Mr. Creamer has been a Managing Director of Providence Equity Partners since its inception in 1996. Mr. Creamer is also a general partner of Providence Ventures L.P., which was formed in 1991. Mr. Creamer is also a Vice President of Narragansett Capital, Inc., which he joined in 1988. Mr. Creamer is a director of Carrier1 International S.A., Celpage, Inc., Epoch Networks, Inc., and Wireless One Network, L.P.

   Jeffrey M. Lane. Mr. Lane has been a Managing Director of Triumph Capital Group, Inc. since 1994. From 1990 to 1994 he was a Managing Director of Pacific Corporate Group. Mr. Lane serves as a director of S&R Precision Company, LLC.

   Michael J. Marocco. Mr. Marocco has been a Managing Director of Sandler Capital Management since 1989. Prior to joining Sandler Capital, he was a Vice President of Investment Banking at Morgan Stanley Dean Witter specializing in media and communications companies. He serves as a director for Source Media, Inc.

   Kevin J. Maroni. Mr. Maroni joined Spectrum at its inception in 1993. Prior to joining Spectrum, he was Manager of Finance and Development at Time Warner Telecommunications. Before joining Time Warner, Mr. Maroni was a consultant and analyst with the Harvard Management Company. Mr. Maroni serves as a director of PathNet, Inc., WNP Communications, Inc., Formus Communications, Inc. and CTC Communications Corp.

   Mark A. Pelson. Mr. Pelson is a Principal of Providence Equity Partners. Prior to 1996, Mr. Pelson was a co-founder and director of TeleCorp, Inc., a wireless telecommunications company, and from 1989 to 1995 he served in various management positions with AT&T, most recently as a general manager of strategic planning and mergers and acquisitions. Mr. Pelson serves as a director of Carrier1 International S.A., Madison River Telephone Company, Inc. and Wired Ventures, Inc.

   In connection with their responsibilities as officers of MLC, certain members of the Company's senior management, specifically Brian McTernan, John Fujii and James Walter, have commitments to manage the affairs of Acme, a large multinational paging operation which was founded in 1994 and has operations in South America. Acme is not affiliated with the Company. Acme's day-to-day operations are primarily managed by individuals headquartered in South America, and MLC employs staff members in the U.S. who are dedicated exclusively to Acme and who have no responsibilities to the Company. Since the Merger, Messrs. McTernan, Fujii and Walter have, on average, collectively spent approximately 15% to 20% of their professional time providing corporate-level management services for Acme. These individuals believe, however, that the amount of time they collectively will devote in the future to managing Acme will vary, and may from time to time increase, sometimes significantly. The principal factors that may result in an increased time commitment are recent adverse changes in the economy in South America, Acme's annual budgeting process, which is typically completed during November and December, and the possible sale of Acme by its investors. Due to the uncertainties inherent in these factors and in managing a business like Acme, Messrs. McTernan, Fujii and Walter are presently unable to make a quantifiable determination of the amount of their time they will dedicate to managing Acme. However, Mr. Fujii believes he will continue to devote substantially all of his professional time to the affairs of the Company, and Messrs. McTernan and Walter believe they will continue to devote the substantial majority of their professional time to the affairs of the Company, and that all three of these members of the Company's senior management team will not turn their attention to Acme simultaneously. Since the Merger, the Company has hired additional members of its senior management team whose responsibilities are dedicated exclusively to the Company. Senior management of the Company believes there will not be a material adverse impact on the business, prospects or results of operations of the Company resulting from the responsibilities of Messrs. McTernan, Fujii and Walter to co-manage Acme. Despite this, there can be no assurances that any continued or prolonged attention to the affairs of Acme by Messrs. McTernan, Fujii and Walter will not have a material adverse effect on the Company.

MANAGEMENT INCENTIVE PLAN

   Each of Messrs. Fujii (through a family partnership) and McTernan is a party to the Stock Purchase Agreement, pursuant to which each has purchased 1,250 shares of Class A Common Stock, par value $.01 per share, of the Company ("Class A Common Stock") for $125,000 and 16,250 shares of Series A Preferred Stock, par value $.01 per share, of the Company ("Series A Preferred Stock") for $1,625,000. See "Certain Relationships and Related Transactions--Loans to Certain Officers."

   The Company has reserved 21,739 shares of its Class B Common Stock, par value $.01 per share ("Class B Common Stock"), for issuance to certain of its employees. Messrs. Fujii and McTernan each purchased 6,793.5 shares of such Class B Common Stock and Mr. Walter and Ms. Mercer purchased 1,000 and 1,500 shares of such Class B Common Stock, respectively, at a price in the case of each purchaser, of $10 per share. Mr. Mathews and Mr. Butindaro each purchased 600 shares of Class B Common Stock and Mr. Easley purchased 250 shares of Class B Common Stock, each at a price of $10 per share. If the Company proposes to sell more than 21,739 Class B Common Stock, Messrs. Fujii and McTernan have the right to purchase their pro rata share of such Class B Common Stock. Holders of Class B Common Stock have the same rights as holders of Class A Common Stock, except that the Class B Common Stock is non-voting. The Class B Common Stock vests in equal, annual installments over a four-year period starting on the commencement date of employment. Unvested shares of Class B Common Stock are subject to forfeiture upon the holder's ceasing to be an employee of the Company (or, in the case of Messrs. Fujii and McTernan, ceasing to be an officer or director of the Company). Shares of Class B Common Stock vest upon a certain events deemed to be a change of control and the Company must make appropriate provision to have any successor corporation assume the Company's obligations with respect to the Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis, and automatically convert when vested. Shares of Class B Common Stock vest and convert into Class A Common Stock upon the employee's death, disability or incapacitation. Upon termination of employment without cause or due to death or disability, Messrs. Fujii, McTernan and Walter each have the right to put their shares of Class A Common Stock, Class B Common Stock (to the extent vested) and Series A Preferred Stock, if any, then owned by such terminated employee at the fair market value for such shares (generally as determined by an outside appraiser), provided that the Company will have the right to pay certain amounts to such terminated employee by issuing shares of Series A Preferred Stock.

NON-COMPETITION

   Messrs. Fujii and McTernan have agreed that as long as they are employed by the Company they will not engage in any wireless communication activities, other than their existing activities, through the Company and passive investments, and will not engage in any other business, other than their existing activities, that would substantially detract from the normal working hours sufficient to carry out their obligations as officers and directors of the Company.

COMPENSATION OF DIRECTORS

   The Company plans to reimburse directors for out-of-pocket expenses and may pay customary fees to non-employee directors for their services as directors.

COMMITTEES OF THE BOARD OF DIRECTORS

   The Board of Directors has established an Executive Committee comprised of Messrs. Fujii, Applegate and Creamer. The Board of Directors has established an Audit Committee comprised of Messrs. Maroni, Pelson and Lane and a Compensation Committee comprised of Messrs. Applegate, Creamer and Marocco.

ITEM 11. EXECUTIVE COMPENSATION

1998 COMPENSATION

   The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the four other highest paid executive officers of the Company during the period presented:

                         SUMMARY OF COMPENSATION TABLE

                                      ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                  --------------------------- -----------------------------
                                                                         SECURITIES
                                                              RESTRICTED UNDERLYING
                                                 OTHER ANNUAL   STOCK     OPTIONS/   LTIP    ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY  BONUS COMPENSATION  AWARD(S)   SARS (#)  PAYOUTS COMPENSATION
---------------------------  ---- -------- ----- ------------ ---------- ---------- ------- ------------
Brian McTernan ..........    1998 $203,125 $  --    $  --       $  --         --     $  --     $  --
 President and Director
John Fujii ..............    1998  203,125    --       --          --         --        --        --
 Chief Executive Officer
 and Director
James J. Walter, Jr......    1998   78,125    --       --          --         --        --        --
 Vice President of
 Finance
Janice P. Mercer.........    1998  111,860    --       --          --         --        --        --
 Executive Vice President
 of Operations
Stephen J. Easley .......    1998  175,000    --       --          --         --        --        --
 Vice President for
 External Affairs and
 General Counsel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Class A Common Stock as of March 31, 1999 by (i) each stockholder who is known by the Company to own beneficially five percent or more of the Class A Common Stock, (ii) each director of the Company, (iii) each executive officer, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. As a consequence, several persons may be deemed to be the "beneficial owners" of the same shares. This table does not reflect ownership of Class A Preferred Stock or Class B Common Stock, neither of which have voting rights.

                                                           AMOUNT AND
                                                           NATURE OF   PERCENT
                                                           BENEFICIAL    OF
                      NAME AND ADDRESS                    OWNERSHIP(1)  CLASS
                      ----------------                    ------------ -------
   Spectrum Equity Investors II, L.P. (2)................    35,714     14.3%
   Providence Equity Partners, L.P. (3)..................    35,714     14.3
   Sandler Investment Partners, L.P. (4).................    32,143     12.9
   Tandem Wireless Investments, L.P. (5).................    28,751     11.5
   Triumph Partnerships (6)..............................    21,429      8.6
   First Union Capital Partners, Inc. (7)................    17,857      7.1
   HarbourVest Partners V (8)............................    14,286      5.7
   Trident Capital Management (9)........................    14,286      5.7
   John Fujii (10, 16)...................................     1,250       *
   Brian McTernan (10, 16)...............................     1,250       *
   James J. Walter, Jr. (10, 17).........................         0       *
   Janice P. Mercer (10, 17).............................         0       *
   Stephen J. Easley (10, 17)............................         0       *
   Keith E. Mathews (10, 17).............................         0       *
   Salvatore A. Butindaro (10, 17).......................         0       *
   Brion Applegate (2, 11)...............................    35,714     14.3
   Glenn M. Creamer (3, 12)..............................    35,714     14.3
   Jeffrey M. Lane (6, 13)...............................         0       *
   Michael J. Marocco (4, 14)............................    32,143     12.9
   Kevin Maroni (2, 11)..................................    35,714     14.3
   Mark A. Pelson (3, 15)................................         0       *
   All directors and executive officers as a group
    (thirteen individuals)(16, 17).......................   127,500     51.0

--------
  *Less than one percent.
 (1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 250,000 shares of Class A Common Stock outstanding. Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the Class A Common Stock shown as beneficially owned.
 (2) The address for Spectrum Equity Investors II, L.P. and Mr. Maroni is One International Plaza, 29th Floor, Boston, MA 02110. The address for Mr. Applegate is 245 Lytton Avenue, Suite 175, Palo Alto, CA 94301.
 (3) The address for Providence Equity Partners, L.P. and Messrs. Creamer and Pelson is 50 Kennedy Plaza, 900 Fleet Center, Providence, RI 02903.
 (4) Shares in an amount of 28,215 held by five limited partnerships, the general partner of which is Sandler Investment Partners, L.P., and shares in an amount of 3,928 held by affiliated co-investors. The address for Sandler Investment Partners, L.P. and Mr. Marocco is 767 Fifth Avenue, 45th Floor, New York, NY 10153.
 (5) The address for Tandem Wireless Investments, L.P. is c/o Live Cycles Holding Co., 29 South Main Street, Suite 216, West Hartford, Connecticut 06107.
 (6) Shares held by two limited partnerships, Triumph Partners III, L.P. and Triumph III Investors, L.P. (the "Triumph Partnerships"). The address for the Triumph Partnerships and Mr. Lane is 100 California Street, Suite 756, San Francisco, CA 94111.
 (7) The address for First Union Capital Partners, Inc. is 301 South College Street, Charlotte, NC 28288.
 (8) The address for HarbourVest Partners V is One Financial Center, 44th Floor, Boston, MA 09111.
 (9) Shares held by five entities affiliated with Trident Capital Management. The address for Trident Capital Management is 2480 Sand Hill Road, Menlo Park, CA 94025.

(10) The address for Messrs. Fujii, McTernan, Walter, Easley, Mathews and Butindaro and Ms. Mercer is c/o American Cellular Corporation, 1375 East Woodfield Road, Suite 700, Schaumburg, IL 60173.
(11) As general partners of Spectrum Equity Associates II, L.P., which is the sole general partner of Spectrum Equity Investors II, L.P., each of Mr. Applegate and Mr. Maroni may be deemed to beneficially own shares beneficially owned by Spectrum Equity Investors II, L.P., but disclaim any such beneficial ownership.
(12) Mr. Creamer is a member of Providence Equity Partners L.L.C., the general partner of Providence Equity Partners, L.P., and may be deemed to share voting and investment power with respect to such shares. Mr. Creamer disclaims beneficial ownership with respect to the Class A Common Shares held by Providence Equity Partners, L.P.
(13) Mr. Lane is a limited partner in one of the Triumph Partnerships and a limited partner in the general partner of the other Triumph Partnership. Mr. Lane disclaims beneficial ownership of any shares beneficially owned by the Triumph Partnerships.
(14) As the sole stockholder of a corporation which is a general partner of Sandler Investment Partners, L.P., Mr. Marocco may be deemed to beneficially own shares beneficially owned by Sandler Investment Partners, L.P., but disclaims any such beneficial ownership.
(15) Mr. Pelson is a Principal of Providence Equity Partners. Mr. Pelson disclaims beneficial ownership with respect to the Class A Common Shares held by Providence Equity Partners, L.P.
(16) Messrs. Fujii (through the Fujii Family Partnership L.P.) and McTernan each own 6,793.5 shares of Class B Common Stock. See "Management-- Management Incentive Plan."
(17) Mr. James J. Walter, Mr. Stephen J. Easley, Mr. Keith E. Mathews, Mr. Salvatore A. Butindaro and Ms. Janice P. Mercer own 1,000, 250, 600, 600 and 1,500 shares, respectively, of Class B Common Stock. See "Management--Management Incentive Plan."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement

   In connection with the execution of the Merger Agreement, AT&T Wireless Services, Inc. ("AWS"), The Thomas H. Lee Company (through its affiliates), and certain members of the Steven Price family entered into a Voting Agreement with American Cellular in which, among other things, these stockholders agreed to vote their shares of PriCellular in favor of the Merger Agreement (the "Voting Agreement").

Spectrum Letter

   In connection with the execution of the Merger Agreement, Spectrum Equity Investors, L.P. ("Spectrum") delivered a letter to PriCellular whereby Spectrum agreed to be bound by certain provisions of the Voting Agreement.

AT&T Consent and Waiver

   Concurrently with the execution of the Merger Agreement, AWS entered into a Consent and Waiver agreement with PriCellular. Pursuant to the Consent and Waiver agreement, AWS agreed to waive certain rights (including veto rights with respect to any merger between PriCellular and any other corporation) arising under a stockholders' agreement among PriCellular, AWS and the other stockholders of PriCellular party thereto in connection with the Merger.

Equity Investor Agreements

   In connection with their initial investment in American Cellular and the contribution of equity (the "Equity Contribution"), certain institutional investors (the "Equity Investors") and American Cellular entered into a Stock Purchase Agreement, an Equity Investor Registration Rights Agreement and a Stockholders Agreement.

   On March 5, 1998, American Cellular and the Equity Investors entered into a Stock Purchase Agreement whereby the Equity Investors purchased an aggregate of 250,000 shares of Class A Common Stock of American Cellular for $25 million (the "Stock Purchase Agreement"). The Stock Purchase Agreement provided that, at the request of American Cellular, the Equity Investors would purchase an aggregate of 325,000 shares of Series A Preferred Stock of American Cellular for $325 million. The Equity Investors purchased such additional shares as part of the Merger Financings.

   In connection with the Stock Purchase Agreement, on March 5, 1998, American Cellular and the Equity Investors entered into a registration rights agreement (the "Equity Investor Registration Rights Agreement"). The Equity Investor Registration Rights Agreement provides that the Equity Investors may demand registration under the Securities Act of their Class A Common Stock under certain circumstances. In addition, the Equity Investor Registration Rights Agreement provides the Equity Investors with certain piggyback registration rights. The Equity Investor Registration Rights Agreement has provisions governing the registration statement filing process and provides that American Cellular shall bear all expenses, other than underwriting discounts and commissions, in connection with its obligations under the Equity Investor Registration Rights Agreement.

   Also in connection with the Stock Purchase Agreement, American Cellular and the Equity Investors entered into a Stockholders Agreement on March 5, 1998 (the "Stockholders Agreement"). The Stockholders Agreement gives the Equity Investors certain tag-along and drag-along rights in the event that a majority of Class A Common Stock or Series A Preferred Stock is proposed to be sold to a third party. All other transfers of stock of American Cellular are restricted by the Stockholders Agreement. The Stockholders Agreement further provides for certain individuals to be elected to American Cellular's Board of Directors and requires the vote of each director designated by the Equity Investors for the approval of certain actions. Each director of the Company was elected pursuant to the provisions of the Stockholders Agreement.

Loans to Certain Officers

   On the Merger Date, the Company loaned approximately $1,000,000 to each of Messrs. Fujii and McTernan, which loan proceeds were used by each such individual to purchase their remaining shares of Series A Preferred Stock as described under "Management--Management Incentive Plan." These loans bear interest at an annual rate of 6.0% and are each secured by 15,750 shares of the Series A Preferred Stock owned by such individual. The loans will become due and payable upon the occurrence of certain events, subject in certain circumstances to extension upon the satisfaction of certain conditions.

Customer Information Management and Billing Services

   The Company obtains customer information management and billing services from a vendor under the terms of a license agreement. Messrs. Applegate and Maroni, who are each a director of the Company, have an indirect and noncontrolling ownership interest in this vendor. Since June 25, 1998, services provided to the Company pursuant to this license agreement totalled approximately $4.9 million.

Roaming Arrangements

   Mr. Creamer, a director of the Company, is also a director of Wireless One Network L.P. ("Wireless One"), a cellular provider. The Company and Wireless One have entered into industry standard roaming agreements which allow subscribers of the Company and Wireless One to roam in the markets of the other.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

   (a) Documents filed as part of this Report:

     1. The following financial statements for the Company and PriCellular are included as part of this Report:

       See Index to Financial Statements  Page F-1

     2. The following financial statement schedules for the Company and PriCellular are included as part of this Report:

       See Index to Financial Statements  Page F-1

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

   (b) Reports on Form 8-K:

     None.

   (c) Exhibits:

     The exhibits listed in the accompanying index to exhibits are filed as part of this Report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN CELLULAR CORPORATION
                                          Registrant

Dated: April 2,                           By:   /s/ James J. Walter, Jr.
1999                                         __________________________________
                                                    James J. Walter, Jr.
                                              Vice President of Finance, Chief
                                              Financial Officer and Secretary

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacity and on the dates indicated.

              SIGNATURE                      TITLE                    DATE

       /s/ Brian McTernan            President and Director      April 2, 1999
---------------------------------     (Principal Executive
          Brian McTernan              Officer)

         /s/ John Fujii              Chief Executive Officer     April 2, 1999
---------------------------------     and Director
            John Fujii

    /s/ James J. Walter, Jr.         Vice President of Finance,  April 2, 1999
---------------------------------     Chief Financial Officer
       James J. Walter, Jr.           and Secretary

       /s/ Brion Applegate           Director                    April 2, 1999
---------------------------------
          Brion Applegate

      /s/ Glenn M. Creamer           Director                    April 2, 1999
---------------------------------
         Glenn M. Creamer

       /s/ Jeffrey M. Lane           Director                    April 2, 1999
---------------------------------
          Jeffrey M. Lane

     /s/ Michael J. Marocco          Director                    April 2, 1999
---------------------------------
        Michael J. Marocco

       /s/ Kevin J. Maroni           Director                    April 2, 1999
---------------------------------
          Kevin J. Maroni

       /s/ Mark A. Pelson            Director                    April 2, 1999
---------------------------------
          Mark A. Pelson

                                 EXHIBIT INDEX

 Exhibit
   No.                                        Description
 ------- ------------------------------------------------------------------------------------
  2.1    Agreement and Plan of Merger, dated as of March 6, 1998, between PriCellular
         Corporation and American Cellular Corporation, as amended by Amendment No. 1 thereto, dated May 27, 1998.(1)
  3.1    Restated Certificate of Incorporation, dated August 5, 1998.(2)
  3.2    Amended and Restated By-Laws, dated August 5, 1998.(2)
  4.1    Indenture, dated as of May 13, 1998, between American Cellular Corporation and Chase
         Manhattan Bank and Trust Company, National Association, as trustee, relating to
         $285,000,000 aggregate principal amount of 10 1/2% Senior Notes due 2008.(2)
  4.2    Supplemental Indenture, dated as of June 25, 1998, by and between American Cellular
         Corporation and Chase Manhattan Bank and Trust Company, National Association.(2)
  4.3    Second Supplemental Indenture, dated as of September 15, 1998, by and between
         American Cellular Corporation and Chase Manhattan Bank and Trust Company, National
         Association.(2)
  4.4    Registration Rights Agreement, dated as of May 13, 1998, among American Cellular
         Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, TD Securities
         (USA), Inc. and Wasserstein Perella Securities, Inc.(2)
  4.5    Specimen Certificate of 10 1/2% Senior Notes due 2008 (the "Private Notes")
         (included in Exhibit 4.1 hereto).(2)
  4.6    Specimen Certificate of 10 1/2% Senior Notes due 2008 (the "Exchange Notes")
         (included in Exhibit 4.1 hereto).(2)
  9.1    Voting Agreement, dated as of March 6, 1998, among American Cellular Corporation,
         PriCellular Corporation, and the shareholders named therein.(1)
 10.1    Contribution Agreement by and among Texas/Illinois Cellular Limited Partnership, a
         Delaware limited partnership, Southwestern Bell Mobile Systems, Inc., a Delaware and
         Virginia corporation, PriCellular Corporation, Cellular Information Systems of
         Laredo, Inc., a Texas corporation, dated as of April 10, 1995.(3)
 10.2    Asset Acquisition Agreement, dated as of October 15, 1996, among PriCellular,
         Cellular Information Systems of Florence, Inc. and Horizon Cellular Telephone
         Company of Central Kentucky, L.P.(4)
 10.3    Stockholders' Agreement, dated as of April 28, 1995, by and among PriCellular
         Corporation and the parties named therein.(5)
 10.4    Voting Agreement, dated as of December 28, 1995, by and among PriCellular
         Corporation and the parties names therein.(6)
 10.5    Operating Agreement, dated as of April 28, 1994, by and between PriCellular
         Corporation and McCaw.(5)
 10.6    Warrant Agreement between PriCellular Corporation and Price Communications
         Corporation.(3)
 10.7    Spectrum Letter, dated March 6, 1998.(7)
 10.8    Consent and Waiver, dated as of March 6, 1998, between PriCellular Corporation and
         AT&T Wireless Services, Inc.(7)
 10.9    Stock Purchase Agreement, dated as of March 5, 1998, by and among American Cellular
         Corporation and each of the parties listed on Exhibit A thereto, as amended as of
         March 31, 1998.(2)
 10.10   Stockholders' Agreement, dated as of March 5, 1998, by and among American Cellular
         Corporation and each of the parties listed on Exhibit A thereto.(2)
 10.11   Registration Rights Agreement, dated as of March 5, 1998, by and among the American
         Cellular Corporation and each of the parties listed on Exhibit A to such agreement.(2)

 Exhibit
   No.                                        Description
 ------- ------------------------------------------------------------------------------------
 10.12   Executive Agreement between American Cellular Corporation and Brian McTernan, dated as of June 22, 1998.(2)
 10.13   Executive Agreement between American Cellular Corporation and John Fujii, dated as of June 22, 1998.(2)
 10.14   Subscription Agreement between American Cellular Corporation and James J. Walter,
         Jr., dated as of June 25, 1998.(2)
 10.15   Subscription Agreement between American Cellular Corporation and Janice P. Mercer, dated as of June 25, 1998.(2)
 10.16   Asset Purchase Agreement, dated as of October 31, 1997, by and among PriCellular
         Corporation, Kyle Cellular Corporation and Tennessee 04 Partners, L.P., as amended by Amendment No. 1 thereto, dated as of March 27, 1998.(2)
 10.17   Credit Agreement, dated June 25, 1998, among American Cellular Wireless LLC, as
         Borrower, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
         Incorporated, TD Securities (USA), Inc. and the several other lenders parties thereto.(7)
 10.18   Pledge and Escrow Agreement, dated as of May 13, 1998, by and between American
         Cellular Corporation and Chase Manhattan Bank and Trust Company, National
         Association.(8)
 12.1    Statement of Computation of Ratio of Earnings to Combined Fixed Charges and
         Preferred Stock Dividends.
 21.1    Subsidiaries of American Cellular Corporation.(2)
 27.1    Financial Data Schedule.

--------
(1) Incorporated herein by reference to PriCellular Corporation's Schedule 14C, filed on June 3, 1998.
(2) Incorporated herein by reference to American Cellular Corporation's Registration Statement on Form S-4 (File No. 333-60639).
(3) Incorporated herein by reference to PriCellular Wireless Corporation's Registration Statement on Form S-1 (File No. 33-95834).
(4) Incorporated herein by reference to PriCellular Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.
(5) Incorporated herein by reference to PriCellular Corporation's Registration Statement on Form S-1 (File No. 33-85678).
(6) Incorporated herein by reference to PriCellular Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated herein by reference to PriCellular Corporation's Schedule 13E-3, filed on May 22, 1998.
(8) Incorporated herein by reference to PriCellular Corporation's Amendment No. 1 to Schedule 13E-3, filed on July 2, 1998.

                         Index to Financial Statements

American Cellular Corporation and Subsidiaries

Report of Independent Auditors............................................  F-2
Consolidated Balance Sheet--December 31, 1998.............................  F-3
Consolidated Statement of Operations--February 26, 1998 to December 31,
 1998.....................................................................  F-4
Consolidated Statement of Stockholders' Equity--February 26, 1998 to
 December 31, 1998........................................................  F-5
Consolidated Statement of Cash Flows--February 26, 1998 to December 31,
 1998.....................................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Financial Statement Schedules
  Schedule I--Condensed Financial Information of Registrant............... F-15
  Schedule II--Valuation and Qualifying Accounts.......................... F-19

PriCellular Corporation and Subsidiaries

Report of Independent Auditors............................................. F-20
Consolidated Balance Sheets--June 30, 1998 and December 31, 1997........... F-21
Consolidated Statements of Operations--Six Months Ended June 30, 1998 and
 Years Ended December 31, 1997 and 1996.................................... F-22
Consolidated Statements of Stockholders' Equity--Six months Ended June 30,
 1998 and Years Ended December 31, 1997 and 1996........................... F-23
Consolidated Statements of Cash Flows--Six Months Ended June 30, 1998 and
 Years Ended December 31, 1997 and 1996.................................... F-24
Notes to Consolidated Financial Statements................................. F-26
Financial Statement Schedules
  Schedule I--Condensed Financial Information of Registrant................ F-37
  Schedule II--Valuation and Qualifying Accounts........................... F-41

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
American Cellular Corporation

   We have audited the consolidated balance sheet of American Cellular Corporation and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from February 26, 1998 (Date of Formation) to December 31, 1998. Our audit also included the financial statement schedules listed in the Index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the period from February 26, 1998 (Date of Formation) to December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 15, 1999

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   ASSETS
   Current assets:
     Cash and cash equivalents.....................................  $   34,015
     Restricted short-term investments.............................      26,550
     Accounts receivable, net of allowance for doubtful accounts of
      $2,084.......................................................      26,494
     Inventories...................................................       2,005
     Prepaids and other current assets.............................       1,569
                                                                     ----------
   Total current assets............................................      90,633
   Cellular facilities, equipment, and other, net..................     159,792
   Other assets....................................................   1,267,175
                                                                     ----------
   Total assets....................................................  $1,517,600
                                                                     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Current portion of long-term debt.............................  $    3,000
     Accounts payable..............................................       6,022
     Interest payable..............................................      22,061
     Accrued operating expenses....................................      14,749
     Income and other taxes payable................................       3,398
     Deferred revenue..............................................       6,170
     Other current liabilities.....................................       2,860
                                                                     ----------
   Total current liabilities.......................................      58,260
   Long-term debt..................................................   1,195,971

   Stockholders' equity:
     Series A cumulative redeemable preferred stock, $0.01 par
      value, net of $2,000 notes receivable from stockholders;
      authorized 500,000 shares; 325,000 shares issued and
      outstanding, including $21,375 of accrued dividends..........     344,375
     Common Stock, $0.01 par:
       Class A: Authorized 475,000 shares; 250,000 issued and
        outstanding................................................           3
       Class B: Authorized 50,000 shares; 19,687 shares issued and
        19,387 outstanding                                                   --
       Additional paid-in capital..................................      25,191
     Accumulated deficit...........................................    (106,200)
                                                                     ----------
   Total stockholders' equity......................................     263,369
                                                                     ----------
   Total liabilities and stockholders' equity......................  $1,517,600
                                                                     ==========

                See notes to consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  PERIOD FROM
                                                               FEBRUARY 26, 1998
                                                                   (DATE OF
                                                                 FORMATION) TO
                                                               DECEMBER 31, 1998
                                                               -----------------
   REVENUES
   Subscriber revenues........................................     $ 74,000
   Roaming revenues...........................................       36,542
   Toll revenues..............................................       19,180
   Equipment sales............................................        3,740
   Other......................................................        4,025
                                                                   --------
   Total revenue..............................................      137,487

   COSTS AND EXPENSES
   Cost of cellular service...................................       25,995
   Cost of equipment sold.....................................        7,271
   General and administrative.................................       19,262
   Sales and marketing........................................       18,363
   Depreciation and amortization..............................       45,569
   Nonrecurring charges.......................................        4,355
                                                                   --------
   Total costs and expenses...................................      120,815
                                                                   --------
   Operating income...........................................       16,672

   OTHER INCOME (EXPENSE)
   Interest expense...........................................      (61,477)
   Interest income............................................        5,036
   Other expense, net.........................................         (100)
                                                                   --------
                                                                    (56,541)
                                                                   --------
   Loss before provision for income taxes.....................      (39,869)
   Provision for income taxes.................................         (530)
                                                                   --------
   Net loss...................................................     $(40,399)
                                                                   ========

                See notes to consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               PERIOD FROM FEBRUARY 26, 1998 (DATE OF FORMATION)
                              TO DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                     SERIES A        CLASS A        CLASS B
                                 PREFERRED STOCK   COMMON STOCK  COMMON STOCK  ADDITIONAL
                                 ---------------- -------------- -------------  PAID-IN   ACCUMULATED
                                 SHARES   AMOUNT  SHARES  AMOUNT SHARES AMOUNT  CAPITAL     DEFICIT
                                 ------- -------- ------- ------ ------ ------ ---------- -----------
Initial capital contributions..  325,000 $323,000 250,000  $ 3       --  $ --   $24,997    $      --
Capital contributions, net.....       --       --      --   --   19,387    --       194           --
Excess purchase price
 over predecessor basis........       --       --      --   --       --    --        --      (44,426)
Accrued preferred
 stock dividends...............       --   21,375      --   --       --    --        --      (21,375)
Net loss for the period from
 February 26, 1998
 (Date of Formation)
 to December 31, 1998..........                --      --   --       --    --        --      (40,399)
                                                                                           ---------
Balance December 31, 1998......  325,000 $344,375 250,000  $ 3   19,387  $ --   $25,191    $(106,200)
                                 ======= ======== =======  ===   ======  ====   =======    =========



                See notes to consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  PERIOD FROM
                                                                 FEBRUARY 26,
                                                                 1998 (DATE OF
                                                                 FORMATION) TO
                                                                 DECEMBER 31,
                                                                     1998
                                                                 -------------
   OPERATING ACTIVITIES
   Net loss.....................................................  $  (40,399)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization expense......................      45,569
     Amortization of deferred financing costs...................       2,393
     Accretion of discount on Senior Notes......................         137
     Amortization of premium on restricted investments..........         222
     Amortization of covenant not to compete....................        (500)
     Change in working capital components, net of the effect of the merger with PriCellular Corporation:
       Accounts receivable......................................       2,666
       Inventories..............................................      (1,211)
       Prepaids and other current assets........................         297
       Accounts payable.........................................       2,074
       Accrued operating expenses...............................        (472)
       Interest payable.........................................      22,061
       Income and other taxes payable...........................         (19)
       Deferred revenue.........................................       1,537
       Other current liabilities................................         940
                                                                  ----------
   Net cash provided by operating activities....................      35,295

   INVESTING ACTIVITIES
   Acquisition of cellular operations, net of cash acquired.....  (1,418,741)
   Purchase of fixed assets.....................................     (24,260)
   Purchase of restricted investments, net......................     (69,744)
                                                                  ----------
   Net cash used in investing activities........................  (1,512,745)

   FINANCING ACTIVITIES
   Proceeds from sale of preferred and common stock.............     348,194
   Proceeds from issuance of Senior Notes.......................     282,834
   Borrowings against credit facility...........................     916,000
   Deferred financing costs.....................................     (35,563)
                                                                  ----------
   Net cash provided by financing activities....................   1,511,465
                                                                  ----------
   Increase in cash and cash equivalents........................      34,015
   Cash and cash equivalents at beginning of period.............         --
                                                                  ----------
   Cash and cash equivalents at end of period...................  $   34,015
                                                                  ==========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest...................................................  $   36,886
     Income taxes...............................................         351

                See notes to consolidated financial statements.

                AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

   American Cellular Corporation, a Delaware corporation, was formed on February 26, 1998 to acquire the operations of PriCellular Corporation (see
Note 3). Accordingly, the accompanying consolidated financial statements include results of operations from February 26, 1998, the date of formation, through December 31, 1998. American Cellular Corporation and Subsidiaries, (the Company), is principally engaged in the ownership and operation of cellular telephone systems. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information."

   The consolidated financial statements include the assets, liabilities, and results of operations of entities in which the Company has a controlling interest. All significant intercompany balances and transactions have been eliminated.

2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, restricted investments, accounts receivable and accounts payable approximate fair value. See Note 5 for fair value of long-term debt.

CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

   Inventories are stated at the lower of cost (first in, first out method) or market. Inventories consist primarily of cellular telephones and accessories.

CELLULAR FACILITIES, EQUIPMENT AND OTHER

   Cellular facilities, equipment, and other fixed assets are recorded at cost, including labor and capitalized interest associated with construction. Depreciation is computed using the straight-line method over the estimated useful lives, typically three to seven years.

INVESTMENTS IN CELLULAR OPERATIONS

   The Company owns a 44.5% interest in a joint venture with SBC Communications, Inc. (SBC). Under the terms of the joint venture agreement, the Company receives annual preferential distributions increasing to $5.8 million in 1999. Such preferential distributions are guaranteed by SBC. The Company also has an option to put its joint venture interest to SBC at prices escalating to $39.0 million at November 30, 1999. SBC has operating control of the properties and has certain rights to purchase the Company's interests on November 30, 1999. The Company's guaranteed preferential distributions from the joint venture for the period from June 25, 1998, the date of the PriCellular acquisition, through December 31, 1998 amounted to $2.6 million and are included in other revenues.

                American Cellular Corporation and Subsidiaries

Other Assets

Other assets consist of the following (in thousands):

   Goodwill/cellular licenses....................................... $1,175,479
   Investments in cellular operations...............................     35,531
   Deferred financing costs.........................................     35,563
   Restricted investments...........................................     42,972
   Subscriber lists.................................................     11,233
   Accumulated amortization.........................................    (33,603)
                                                                     ----------
                                                                     $1,267,175
                                                                     ==========

   Goodwill/cellular licenses represents the excess of purchase price over the fair value assigned to the net tangible and identifiable intangible assets of the business acquired (see Note 3).

   The Company uses a 20-year life to amortize goodwill/cellular licenses. Accumulated amortization of goodwill/cellular licenses was approximately $29.3 million as of December 31, 1998. The Company periodically reviews the carrying value of goodwill/cellular licenses to determine whether such amounts are recoverable based on undiscounted future cash flows of the Company in order to determine whether a reduction to fair value is necessary. The Company has determined that no such reductions were necessary through December 31, 1998.

   Deferred financing costs primarily represent underwriting and related fees incurred in connection with the issuance of the Company's long-term debt. These costs are amortized using the effective yield method and the amortization expense is included in interest expense. Accumulated amortization of deferred financing costs was approximately $2.4 million as of December 31, 1998.

   Approximately $82.4 million of the proceeds from the issuance of the 10.5% Senior Notes (see Note 5) was used to acquire certain treasury securities sufficient to pay the first six scheduled interest payments of those notes. Approximately $12.7 million of securities were sold in 1998 to satisfy the first interest payment with no realized gain or loss. These securities are held in an escrow account pursuant to a Pledge Escrow and Assignment Agreement. The restricted investments are classified in the balance sheet according to their maturities. These treasury securities mature from May 1999 to May 2001, bear interest rates from 5.625% to 6.375%, and are considered as held to maturity.

   The Company amortizes subscriber lists over a three-year period. Accumulated amortization was approximately $1.9 million as of December 31, 1998.

Revenue Recognition

   The Company earns revenue by providing access to its cellular system and for usage of its cellular system (collectively subscriber revenues), for providing service to customers from other cellular systems who roam through the service area (roaming revenues), and for long-distance calls placed by the Company's customers and those of other carriers within the Company's service area (toll revenues). Access revenue is billed one month in advance and is recognized when earned. Airtime, long-distance, and roaming revenues are recognized when the service is rendered. Equipment sales are recognized on delivery of the equipment to the customer.

                AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

ADVERTISING COSTS

   Advertising costs relating to new subscribers are expensed in the period that they are incurred. Advertising expense amounted to $3.7 million for the period end December 31, 1998.

COMPREHENSIVE LOSS

   In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Net loss for the period ended December 31 1998 is the same as comprehensive loss defined pursuant to SFAS No. 130.

CONCENTRATIONS OF CREDIT RISK

   No single customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

PENDING ACCOUNTING STANDARD

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be adopted by the Company effective January 1, 2000. The Statement will require the Company to recognize all derivatives, including interest rate swaps and collars, on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

3. ACQUISITION OF PRICELLULAR CORPORATION

   On June 25, 1998, the Company acquired PriCellular Corporation (PCC) pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated March 6, 1998 for approximately $1.5 billion. The acquisition was accounted for utilizing the purchase method of accounting. The results of operations for PCC are included in the Company's consolidated statement of operations beginning July 1, 1998. The results of operations do not differ materially than if the closing date had been used.

The allocation of the purchase price to the fair value of net assets acquired is as follows (in thousands):

   Cash............................................................  $   51,460
   Accounts receivable.............................................      29,160
   Cellular facilities and equipment...............................     149,891
   Investment in cellular operations...............................      35,531
   Other assets....................................................       2,660
   Goodwill........................................................   1,175,479
   Subscriber lists................................................      11,233
   Excess purchase price over predecessor basis....................      44,426
   Total liabilities assumed.......................................     (29,639)
                                                                     ----------
   Total merger consideration......................................   1,470,201
   Less:
     Cash acquired.................................................      51,460
                                                                     ----------
   Total cash paid.................................................  $1,418,741
                                                                     ==========

                AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

   PCC had been partially owned (6.39%) by a group of investors, which also own approximately 27.2% of the Company (the 6.39% is considered to be the continuing ownership interest). The cost to acquire the continuing ownership interest in the net assets of PCC in excess of the predecessor basis has been reflected as a reduction of stockholders' equity of the Company pursuant to generally accepted accounting principles.

   Nonrecurring charges recorded in the period ended December 31, 1998 represent stay-on bonuses paid by American Cellular Corporation to retain employees through the completion of the Merger.

4. CELLULAR FACILITIES, EQUIPMENT, AND OTHER

The components of the Company's cellular facilities, equipment and other include the following (in thousands):

   Cellular facilities and equipment.................................. $158,381
   Furniture and other................................................   15,770
                                                                       --------
                                                                        174,151
   Less accumulated depreciation......................................  (14,359)
                                                                       --------
                                                                       $159,792
                                                                       ========

Depreciation expense for the period ending December 31, 1998 was $14.4 million.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                              DECEMBER 31
                                 1998         FMV
                              -----------  ----------
                                  (IN THOUSANDS)
   Borrowings under
    $1,000,000,000 Credit
    Facility:
     Revolver Credit Loans... $   66,000   $   66,000
     Tranche A Term Loans....    450,000      450,000
     Tranche B Term Loans....    200,000      200,000
     Tranche C Term Loans....    200,000      200,000
   10.5% Senior Notes due
    2008.....................    282,971      276,450(1)
                              ----------   ----------
                               1,198,971   $1,192,450
                                           ==========
   Less current portion......     (3,000)
                              ----------
                              $1,195,971
                              ==========

(1) Based on quoted market price.

   The bank syndicated Credit Facility provides a subsidiary of the Company up to $1 billion in four tranches ($450 million on Tranche A, $200 million for each Tranche B and C, and up to $150 million on the Revolver). Payments under the Credit Facility are due quarterly, in varying installments beginning June 1999 and maturing December 2007. Additional payments are required for excess cash flow pursuant to the Credit Facility agreement. Interest is payable quarterly at the adjusted prime rate plus the applicable margin for each tranche (0.625% for the Revolver and Tranche A, 1.5% for Tranche B and 1.75% for Tranche C) or LIBOR plus the applicable margin for each tranche (1.625% or the Revolver and Tranche A, 2.5% for Tranche B and 2.75% for Tranche C), based on the subsidiary consolidated leverage ratio. As of December 31, 1998, the interest rates applicable on the tranches of the Credit Facility ranged from approximately 7.41% to 8.78%, yielding a weighted-average rate of 7.9%. In addition, commitment fees of 0.5% on the unutilized portion of the Revolver are payable

                American Cellular Corporation and Subsidiaries quarterly. Substantially all of the subsidiary's assets are pledged as collateral to the Credit Facility. The Credit Facility contains several financial covenants related to subsidiary's leverage and debt service ratios and restrictions on the subsidiary's incurrance of additional debt, payment of dividends, incurrance of liens, and payments and transfers of net assets from the subsidiary to the Company. Restricted net assets of the Company approximated $465.5 million as of December 31, 1998.

   On May 13, 1998, the Company issued approximately $285.0 million aggregate principal amount of 10.5% Senior Notes (the Notes) due 2008. The Notes are unsecured and subordinated to the Credit Facility. Approximately $82.4 million of the proceeds were used to purchase treasury securities that were placed in an escrow account (see Note 2). The remaining funds were used to finance the acquisition of PCC. The Notes were issued at a price of 99.24% or $282.8 million. The original issue discount on the Notes accretes, compounded semiannually, to yield an effective rate of 10.63%. Interest is payable semiannually on each May 15 and November 15. The first six scheduled interest payments on the Notes will be funded from the securities held in escrow.

   The Notes are subject to redemption at any time on or after May 15, 2003, at the option of the Company, in amounts of $1,000 at the following redemption prices, if redeemed during the 12-month period beginning May 15 of the years indicated below:

                                                                      Redemption
   Year                                                                 Prices
   ----                                                               ----------
   2003..............................................................   105.25%
   2004..............................................................   103.50
   2005..............................................................   101.75
   Thereafter........................................................   100.00

   The holders of record receive the redemption price plus any accrued and unpaid interest. In addition, at any time prior to May 15, 2001, the Company may use the net cash proceeds of one or more equity offerings to redeem up to an aggregate 35% of the principal amount of Notes originally issued at a redemption price equal to 110.50%, plus any accrued and unpaid interest.

   As part of its interest rate risk management program, the Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk under the Credit Facility. Net interest paid or received related to such agreements is recorded using the accrual method and as an adjustment to interest expense. At December 31, 1998, the Company had interest rate collars with an aggregate notional amount of $700 million, effectively fixing the interest rate between 5.38% and 6.00%, expiring in 2001. At December 31, 1998, the Company had an interest rate swap with a notional amount of $100 million, effectively fixing the interest rate to 5.84%, expiring in 2001. The Company has not incurred any gains or losses on terminations of interest rate agreements. The fair market value of the Company's interest rate agreements is $(11.6) million at December 31, 1998, based on current underlying spot rates.

The maturities of the Company's long-term debt are as follows (in thousands):

   1999.............................................................. $    3,000
   2000..............................................................      4,000
   2001..............................................................     49,000
   2002..............................................................     49,000
   2003..............................................................     71,500
   Thereafter........................................................  1,022,471
                                                                      ----------
                                                                      $1,198,971
                                                                      ==========

                AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

6. INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    DECEMBER 31,
                                                                        1998
                                                                    ------------
   Deferred tax liabilities:
     Cellular facilities, equipment and other......................   $(26,055)
     Intangible assets.............................................     (5,393)
     State and local deferred taxes................................     (5,656)
     Investment in Joint Venture...................................     (4,312)
     Other.........................................................     (2,571)
   Deferred tax assets:
     Net operating loss carryforwards..............................     76,362
     Accruals......................................................      3,376
     Other.........................................................      1,324
                                                                      --------
   Net deferred tax assets.........................................     37,075
   Valuation allowance.............................................    (37,075)
                                                                      --------
   Net deferred tax liability                                         $     --
                                                                      ========

   At December 31, 1998, the Company had tax net operating loss carryforwards
(NOLs) of approximately $193.6 million, which are available to offset future taxable income. NOLs begin expiring in the year 2007 through 2018 as follows:
2007-$1.3 million; 2009-$2.7 million; 2010-$1.7 million; 2011-$5.6 million,
2012-$8.8 million and 2018-$173.5 million. To the extent preacquisition NOLs of approximately $163.9 million are utilized in the future, goodwill established at the date of the acquisition will be reduced.

   The Company established a valuation allowance in accordance with generally accepted accounting principles. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as assessment indicates that it is more likely than not that the deferred tax assets will be realized.

A reconciliation of the income tax provision based upon the federal statutory rate to the actual income tax provision is as follows:

                                                                 PERIOD FROM
                                                              FEBRUARY 26, 1998
                                                             (DATE OF FORMATION)
                                                               TO DECEMBER 31,
                                                                    1998
                                                             -------------------
   Income tax benefit at federal statutory rate.............      $(13,954)
   Effect of:
     State income tax expense, net of federal benefit.......           344
     Amortization of goodwill/cellular licenses.............         6,459
     Increase in valuation allowance........................         7,681
                                                                  --------
   Income tax expense.......................................      $    530
                                                                  ========

Income tax expense is comprised solely of current state taxes payable.

                AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

   The Company issued 325,000 shares of Series A Preferred Stock for gross proceeds of $325 million. The preferred stock accrues dividends daily at the rate of 12% per annum, compounded quarterly. Such dividends shall accrue and be cumulative on the stated value of $1,000 per share. Dividends shall be payable quarterly, in arrears, on the last day of each December, March, June, and September. Dividends shall be paid in cash. If the payment does not occur on a regular dividend date, dividends shall accrue to the final payment date.

   The holders of Series A Preferred Stock have preference and priority over the holders of shares of any stock of the Company ranking junior to the Series A Preferred Stock, with respect to the payment of dividends or distribution of assets, whether upon liquidation, dissolution, winding up, or otherwise (Junior Stock). No dividend or distribution shall be declared or paid, either directly or indirectly, nor shall any Junior Stock, or any warrants, rights, calls or options exercisable or convertible into any Junior Stock be redeemed, purchased, retired, or otherwise acquired for any consideration, unless as of such date the Company has paid all dividends accrued and payable to date on the Series A Preferred Stock.

   If the Company shall adopt a plan of liquidation, dissolution, or winding up, no distribution shall be made to the holders of shares of Junior Stock, unless the holders of Series A Preferred Stock have received in cash the stated value, $1,000 per share, plus all accrued but unpaid dividends thereon.

   The Company shall have the right to redeem outstanding shares of Series A Preferred Stock at any time in aggregate amounts of $5 million or more at any one time. The redemption price shall be $1,000 per share plus the amount of all accrued and unpaid dividends through the redemption date.

   The Series A Preferred Stock have no voting rights, except certain actions in which each share of Series A Preferred Stock shall have one vote.

CLASS B COMMON STOCK

   The Company has reserved 21,739 shares of its Class B Common Stock for issuance to certain of its employees. As of December 31, 1998, 19,387 shares are outstanding. The shares vest in equal, annual increments over a four-year period starting on the date of employment. The shares are convertible into shares of Class A Common Stock on a one-to-one basis, and automatically convert when vested. None are vested as of December 31, 1998.

OTHER

   Upon termination of employment without cause, certain employees have the right to put their Class A and B Common Stock and Series A Preferred Stock at the fair market value, provided the Company will have the right to pay certain amounts by issuing shares of Series A Preferred Stock.

8. DEFINED-CONTRIBUTION PLAN

   Substantially all employees of the Company are covered by a defined-contribution 401(k) plan. The Company can make discretionary matching contributions. No matching contributions were made for the period ended December 31, 1998.

                American Cellular Corporation and Subsidiaries

9. Lease Commitments

  Minimum rental commitments as of December 31, 1998, for all noncancelable operating leases, consisting principally of leases for office space, real estate, and tower space, were as follows (in thousands):

     1999............................................................... $ 4,386
     2000...............................................................   3,989
     2001...............................................................   3,495
     2002...............................................................   3,129
     2003...............................................................   2,184
     Thereafter.........................................................   2,708
                                                                         -------
                                                                         $19,891
                                                                         =======

  Total rent expense amounted to approximately $2.7 million for the period ended December 31, 1998.

10. Related Parties

   The Company obtains customer information management and billing services from a vendor in which two of the Company's directors have an indirect and noncontrolling ownership interest. Since June 25, 1998, services provided to the Company by this vendor totaled $4.9 million, pursuant to the terms of a license agreement.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

     ASSETS
     Current assets:
       Cash and cash equivalents...................................... $  1,385
       Restricted short-term investments..............................   26,550
                                                                       --------
     Total current assets.............................................   27,935

     Investment in and advances to subsidiaries.......................  465,466
     Other assets.....................................................   57,205
                                                                       --------
     Total assets..................................................... $550,606
                                                                       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Interest payable............................................... $  3,916
       Accrued expenses...............................................      350
     Senior Notes.....................................................  282,971
     Stockholders' equity.............................................  263,369
                                                                       --------
     Total liabilities and stockholders' equity....................... $550,606
                                                                       ========

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

               PERIOD FROM FEBRUARY 26, 1998 (DATE OF FORMATION)
                              TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

     Revenue                                                           $    --

     COST AND EXPENSES
     General and administrative.......................................      109
                                                                       --------
     Operating loss...................................................     (109)

     OTHER EXPENSE
     Interest expense, net............................................  (15,579)
                                                                       --------
     Loss before equity in net loss of subsidiaries...................  (15,688)
     Equity in net loss of subsidiaries...............................  (24,711)
                                                                       --------
     Net loss                                                          $(40,399)
                                                                       ========

                 American Cellular Corporation and Subsidiaries

                       CONDENSED STATEMENTS OF CASH FLOWS

               Period From February 26, 1998 (Date of Formation)
                              to December 31, 1998
                                 (In Thousands)

   Operating activities:
     Net loss.......................................................  $(40,399)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of deferred financing costs.....................       963
       Amortization of premium on restricted investments............       222
       Accretion of discount on Senior Notes........................       137
       Equity in net loss of subsidiaries...........................    24,711
   Change in operating assets and liabilities.......................     4,266
                                                                      --------
   Net cash used in operating activities............................   (10,100)

   Investing activities:
     Dividend received from subsidiary..............................   260,704
     Investment in subsidiary.......................................  (795,307)
     Purchase of restricted investments, net........................   (69,744)
                                                                      --------
   Net cash used in investing activities............................  (604,347)

   Financing activities:
     Proceeds from sale of preferred and common stock...............   348,194
     Proceeds from issuance of Senior Notes.........................   282,834
     Payments for deferred financing costs..........................   (15,196)
                                                                      --------
   Net cash provided by financing activities........................   615,832
                                                                      --------
   Increase in cash and cash equivalents............................     1,385
   Cash and cash equivalents at beginning of period.................       --
                                                                      --------
   Cash and cash equivalents at end of period.......................  $  1,385
                                                                      ========
   Supplemental schedule of noncash financing activities
   Interest paid....................................................  $ 15,129

                American Cellular Corporation and Subsidiaries

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               December 31, 1998

1. Basis of Presentation

   In the parent company-only financial statement, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net loss of its unconsolidated subsidiaries is included in the consolidated net loss using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. Long-Term Debt

   On May 13, 1998, the Company issued approximately $285.0 million aggregate principal amount of 10.5% Senior Notes (the Notes) due 2008. The Notes are unsecured and subordinated to the Credit Facility. Approximately $82.4 million of the proceeds were used to purchase treasury securities that were placed in an escrow account. The remaining funds were used to finance the acquisition of PCC. The Notes were issued at a price of 99.24% or $282.8 million. The original issue discount on the Notes accretes, compounded semiannually, to yield an effective rate of 10.63%. Interest is payable semiannually on each May 15 and November 15. The first six scheduled interest payments on the Notes will be funded from the securities held in escrow.

   The Notes are subject to redemption at any time on or after May 15, 2003, at the option of the Company, in amounts of $1,000 at the following redemption prices, if redeemed during the 12-month period beginning May 15 of the years indicated below:

                                                      Redemption
                            Year                        Price
                            ----                      ----------
       2003..........................................   105.25%
       2004..........................................   103.50
       2005..........................................   101.75
       Thereafter....................................   100.00

   The holders of record receive the redemption price plus any accrued and unpaid interest. In addition, at any time prior to May 15, 2001, the Company may use the net cash proceeds of one or more equity offerings to redeem up to an aggregate 35% of the principal amount of Notes originally issued at a redemption price equal to 110.50% plus any accrued and unpaid interest.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        ADDITIONS  ADDITIONS
                             BALANCE AT CHARGED TO  CHARGED                BALANCE
                             BEGINNING   COST AND  TO OTHER               AT END OF
         DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS    DEDUCTIONS  PERIOD
         -----------         ---------- ---------- ---------   ---------- ---------
   PERIOD ENDED DECEMBER
    31, 1998
   Allowance for doubtful
    accounts...............     $--      $  2,262   $ 2,185(A)  $(2,363)   $ 2,084
                                ====     ========   =======     =======    =======
   Valuation allowance for
    deferred income taxes..     $--      $ $8,966   $28,109(A)  $   --     $37,075
                                ====     ========   =======     =======    =======

  --------
  (A)Results from the acquisition of PriCellular.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
PriCellular Corporation

   We have audited the consolidated balance sheets of PriCellular Corporation and subsidiaries as of June 30, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 1998, and for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriCellular Corporation and subsidiaries at June 30, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1998, and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 15, 1999

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          JUNE 30   DECEMBER 31
                                                            1998       1997
                                                          --------  -----------
   ASSETS
   Current assets:
     Cash and cash equivalents..........................  $ 51,460   $ 61,357
     Accounts receivable (less allowance of $2,185 and
      $1,686)...........................................    29,160     19,465
     Inventory..........................................       794      2,232
     Other current assets...............................     2,269      1,797
                                                          --------   --------
   Total current assets.................................    83,683     84,851
   Fixed assets:
     Cellular facilities and equipment..................   139,677    123,935
     Furniture and equipment............................    14,996     10,221
                                                          --------   --------
                                                           154,673    134,156
     Less accumulated depreciation......................   (39,548)   (29,302)
                                                          --------   --------
   Net fixed assets.....................................   115,125    104,854
   Investment in cellular operations....................    35,531     37,017
   Cellular licenses (less accumulated amortization of
    $30,426 and $23,119)................................   559,981    493,315
   Deferred financing costs (less accumulated
    amortization of $7,496 and $5,191)..................    12,282     13,352
   Cash committed for the acquisition of cellular
    operations..........................................       --      13,000
   Other assets.........................................       256      1,267
                                                          --------   --------
   Total assets.........................................  $806,858   $747,656
                                                          ========   ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and accrued expenses..............  $ 20,416   $ 28,046
     Deferred revenue...................................     4,633      4,242
     Other current liabilities..........................     6,944      8,045
                                                          --------   --------
   Total current liabilities............................    31,993     40,333
   Long-term debt.......................................   642,155    568,323
   Deferred taxes.......................................     3,797      3,797
   Other long-term liabilities..........................     1,019      1,023
   Commitments and contingent liabilities...............       --         --
   Stockholders' equity:
     Preferred Stock, $0.01 par:
       Series A, cumulative convertible: authorized
        10,000,000 shares; issued and outstanding 96,000
        shares..........................................         1          1
     Common Stock, $0.01 par:
       Class A: authorized 100,000,000 shares; issued
        and outstanding 21,987,766 and 21,824,566
        shares..........................................       220        218
       Class B: authorized 50,000,000 shares; issued and
        outstanding 12,971,075 and 13,134,275 shares....       129        131
     Additional paid-in capital.........................   180,704    180,704
     Accumulated deficit................................   (53,160)   (46,874)
                                                          --------   --------
   Total stockholders' equity...........................   127,894    134,180
                                                          --------   --------
   Total liabilities and stockholders' equity...........  $806,858   $747,656
                                                          ========   ========

                See notes to consolidated financial statements.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED
                                                              DECEMBER 31
                                        SIX MONTHS ENDED ----------------------
                                          JUNE 30 1998      1997        1996
                                        ---------------- ----------  ----------
   REVENUES
   Cellular service...................     $  101,888    $  168,394  $  105,188
   Equipment sales....................          2,868         5,364       3,430
   Other..............................          3,914         7,242       3,998
                                           ----------    ----------  ----------
                                              108,670       181,000     112,616
   COSTS AND EXPENSES
   Cost of cellular service...........         20,911        48,691      29,571
   Cost of equipment sold.............          5,365        12,841      10,073
   Selling, general and
    administrative....................         30,230        53,485      34,502
   Depreciation and amortization......         17,553        28,759      19,537
   Nonrecurring charges...............          4,889           --          --
                                           ----------    ----------  ----------
                                               78,948       143,776      93,683
                                           ----------    ----------  ----------
   Operating income...................         29,722        37,224      18,933
   OTHER INCOME (EXPENSE)
   Gain (loss) on sale of investments
    in cellular operations                       (133)        8,423      (1,401)
   Interest expense...................        (38,955)      (67,392)    (47,076)
   Interest income....................          1,570         4,864       4,875
   Other income, net..................          1,510         3,250       1,626
                                           ----------    ----------  ----------
                                             (36,008)       (50,855)    (41,976)
                                           ----------    ----------  ----------
   Net loss...........................     $   (6,286)   $  (13,631) $  (23,043)
                                           ==========    ==========  ==========
   Net loss after adjustment for
    accrued preferred stock dividend..     $   (9,643)   $  (20,171) $  (29,221)
                                           ==========    ==========  ==========
   Basic and diluted loss per common
    share.............................     $    (0.28)   $    (0.55) $    (0.76)
                                           ==========    ==========  ==========
   Weighted-average number of common
    shares used in computation of
    basic and diluted loss per common
    share.............................     34,959,000    36,751,000  38,493,000
                                           ==========    ==========  ==========

                See notes to consolidated financial statements.

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                            SERIES A
                            PREFERRED      CLASS A        CLASS B
                              STOCK     COMMON STOCK   COMMON STOCK
                          ------------- -------------- --------------
                                                                      ADDITIONAL
                                                                       PAID-IN   ACCUMULATED STOCKHOLDERS'
                          SHARES AMOUNT SHARES  AMOUNT SHARES  AMOUNT  CAPITAL     DEFICIT      EQUITY
                          ------ ------ ------  ------ ------  ------ ---------- ----------- -------------
BALANCE--DECEMBER 31,
 1995...................    96    $ 1   10,858   $109  13,816   $138   $215,680   $(10,200)    $205,728
Purchase and retirement
 of common stock........   --     --      (150)    (1)    --     --      (1,449)       --        (1,450)
Conversion of Class B
 common stock to Class A
 common stock...........   --     --     1,688     17  (1,688)   (17)       --         --           --
Shares issued as a
 result of common stock
 splits.................   --     --     6,498     64   7,383     74       (138)       --           --
Costs incurred in
 connection with common
 and preferred stock
 offerings..............   --     --       --     --      --     --      (1,364)       --        (1,364)
Exercise of employee
 stock options..........   --     --         8    --      --     --          48        --            48
Net loss for the year
 ended December 31,
 1996...................   --     --       --     --      --     --         --     (23,043)     (23,043)
                           ---    ---   ------   ----  ------   ----   --------   --------     --------
BALANCE--DECEMBER 31,
 1996...................    96      1   18,902    189  19,511    195    212,777    (33,243)     179,919
Purchase and retirement
 of common stock........   --     --    (2,157)   (21) (3,995)   (40)   (53,800)       --       (53,861)
Conversion of Class B
 common stock to Class A
 common stock...........   --     --     2,382     24  (2,382)   (24)       --         --           --
Costs incurred in
 connection with common
 and preferred stock
 offerings..............   --     --       --     --      --     --        (206)       --          (206)
Shares issued in
 connection with the
 Kentucky Cluster
 acquisition............   --     --     1,948     19     --     --      19,106        --        19,125
Exercise of employee
 stock options..........   --              750      7     --     --       2,827        --         2,834
Net loss for the year
 ended December 31,
 1997...................   --     --       --     --      --     --         --     (13,631)     (13,631)
                           ---    ---   ------   ----  ------   ----   --------   --------     --------
BALANCE--DECEMBER 31,
 1997...................    96      1   21,825    218  13,134    131    180,704    (46,874)     134,180
Conversion of Class B
 common stock to Class A
 common stock...........   --     --       163      2    (163)    (2)       --         --           --
Net loss for the six
 months ended June 30,
 1998...................   --     --       --     --      --      -          -      (6,286)      (6,286)
                           ---    ---   ------   ----  ------   ----   --------   --------     --------
BALANCE--JUNE 30, 1998..    96    $ 1   21,988   $220  12,971   $129   $180,704   $(53,160)    $127,894
                           ===    ===   ======   ====  ======   ====   ========   ========     ========


                See notes to consolidated financial statements.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED
                                                 SIX MONTHS    DECEMBER 31
                                                 ENDED JUNE ------------------
                                                  30 1998     1997      1998
                                                 ---------- --------  --------
OPERATING ACTIVITIES
Net loss........................................  $(6,286)  $(13,631) $(23,043)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization.................   17,553     28,759    19,537
  Interest on Senior Subordinated and
   Convertible Discount Notes and amortization
   of deferred financing costs..................   16,137     46,236    43,174
  (Gain) loss on sale of investments in cellular
   operations                                         133     (8,423)    1,401
  Amortization of covenant not to compete.......   (1,625)    (3,250)   (1,625)
  Provision for losses on accounts receivable...      456        (81)     (309)
  Proceeds from covenant not to compete.........      --       2,000     2,500
  Changes in operating assets and liabilities,
   net of acquisitions:
    Accounts receivable.........................   (9,577)    (5,131)   (6,710)
    Inventory...................................    1,526        103      (369)
    Other current assets........................     (457)      (737)     (347)
    Accounts payable and accrued expenses.......   (8,653)     2,804     4,009
    Deferred revenue............................      (37)       600     1,151
    Other current liabilities...................    1,547        --       (250)
    Other, net..................................      948       (223)      252
                                                  -------   --------  --------
Net cash provided by operating activities.......   11,665     49,026    39,371

INVESTING ACTIVITIES
Purchase of fixed assets........................  (20,517)   (25,717)  (29,470)
Amounts refunded from (deposited in) escrow to
 acquire cellular properties (net)..............      --       7,337    (5,000)
Deposit for Personal Communications Service
 auction (net)..................................      --         --      1,640
Proceeds from sale of investments in cellular
 operations                                         1,352     23,651    34,313
Acquisition of cellular operations, net of cash
 acquired                                         (60,185)   (26,032) (110,977)
Investment in cellular operations...............     (977)    (2,523)      (75)
Cash committed for the acquisition of cellular
 operations.....................................      --     (13,000)  (91,400)
                                                  -------   --------  --------
Net cash used in investing activities...........  (80,327)   (36,284) (200,969)

                See notes to consolidated financial statements.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                                                                YEAR ENDED
                                                  SIX MONTHS    DECEMBER 31
                                                  ENDED JUNE ------------------
                                                   30 1998     1997      1996
                                                  ---------- --------  --------
                                                     (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES
Purchase and retirement of common stock.........   $   --    $(53,861) $ (1,450)
Proceeds from exercise of stock options.........       --       2,834        48
Repayments of notes payable and due to
 stockholders...................................       --         --   (23,104)
Payments for deferred financing costs...........    (1,235)      (516)   (5,612)
Proceeds from issuance of long-term debt........    60,000        --    170,000
Costs incurred in connection with common and
 preferred stock offerings......................       --        (206)   (1,364)
                                                   -------   --------  --------
Net cash provided by (used in) financing
 activities.....................................    58,765    (51,749)  138,518
                                                   -------   --------  --------
Decrease in cash and cash equivalents...........    (9,897)   (39,007)  (23,080)
Cash and cash equivalents at beginning of
 period.........................................    61,357    100,364   123,444
                                                   -------   --------  --------
Cash and cash equivalents at end of period......   $51,460   $ 61,357  $100,364
                                                   =======   ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest......................................   $22,819   $ 18,275  $  1,110
  Income taxes..................................       479        424       448
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Common stock (1997) and debt (1996) issued in
 connection with the acquisition of cellular
 systems........................................   $   --      19,125    19,429



                See notes to consolidated financial statements.

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   PriCellular Corporation and subsidiaries, including its wholly owned subsidiary, PriCellular Wireless Corporation (Wireless) (collectively, the Company), is principally engaged in the ownership and operation of cellular telephone systems primarily in rural areas of the Midwestern and Eastern portions of the United States. The Company operates in one business segment pursuant to SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

   The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The assets, liabilities, and results of operations of entities in which the Company has a controlling interest have been consolidated. All significant intercompany balances and transactions have been eliminated.

   On June 25, 1998, American Cellular Corporation acquired all of the operations of the Company pursuant to an agreement and plan of merger. For further discussion of the merger see Note 8. The accompanying consolidated financial statements include results of operations of the Company through June 30, 1998, the Company's normal month-end. The results of operations of the Company do not differ materially from if the actual closing date of the merger had been used.

USE OF ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, accounts receivable, investment in cellular operations and accounts payable in the consolidated balance sheet approximate fair value. The fair value of long-term debt in the consolidated balance sheet approximated $733.5 million at June 30, 1998.

CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY

   Inventory is stated at the lower of cost (first in, first out method) or market. Inventory consists primarily of cellular telephones and accessories.

FIXED ASSETS

   Cellular facilities, equipment, and other fixed assets are recorded at cost, including labor associated with construction. Depreciation is computed using the straight-line method over the estimated useful lives, typically three to seven years. Depreciation expense for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, was $10.2 million, $16.1 million, and $10.0 million, respectively.

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

INVESTMENTS IN CELLULAR OPERATIONS

   The Company has a 44.5% interest in a joint venture with SBC Communications, Inc. (SBC). Under the terms of the joint venture agreement, the Company receives preferential distributions in the first four years of the joint venture increasing from $3.3 million in 1996 to $5.8 million in 1999. Such preferential distributions are guaranteed by SBC. The Company also has an option to put its joint venture interest to SBC at prices escalating to $39.0 million in 1999. SBC has operating control of the properties and has certain rights to purchase the Company's interests on November 30, 1999. The Company's guaranteed preferential distributions from the joint venture for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, amounted to $2.6 million, $4.3 million, and $3.4 million, respectively, which are included in other revenues.

CELLULAR LICENSES

   Cellular licenses represent the excess of purchase price over the underlying fair value of assets acquired, and are being amortized on a straight-line basis over 40 years. Amortization expense for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, was $7.3 million, $12.7 million, and $9.5 million, respectively.

   The Company periodically reviews the carrying value of cellular licenses to determine whether such amounts are recoverable based on undiscounted future cash flows of the market to which the license relates and by comparing the cellular license to the estimated market value of the cellular system in order to determine whether a reduction to fair value is necessary. The Company has determined that no such reductions were necessary through June 30, 1998.

DEFERRED FINANCING COSTS

   Deferred financing costs primarily represent underwriting and related fees incurred in connection with the issuance of the Company's long-term debt. These costs are being amortized over the terms of the related debt and the amortization expense is included in interest expense.

REVENUE RECOGNITION

   The Company earns revenue by providing access to its cellular system, for usage of its cellular system for long-distance calls placed by the Company's customers and those of other carriers within the Company's service area, and for providing service to customers from other cellular systems who roam through the service area. Access revenue is billed one month in advance and is recognized when earned. Airtime, long-distance, and roaming revenues are recognized when the service is rendered. Equipment sales are recognized on delivery of the equipment to the customer.

ADVERTISING COSTS

   Marketing costs relating to new subscribers are expensed in the period in which they are incurred. Advertising expense amounted to $2.5 million, $3.7 million, and $2.3 million for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

COMMON STOCK SPLITS

   On February 29, 1996 and October 1, 1996, the Company authorized 5- for 4-stock splits in the form of 25% stock dividends of Class A and Class B common stock payable March 11, 1996 and October 21, 1996, respectively. All footnote disclosures and applicable per share data have been restated to reflect these splits.

                   PriCellular Corporation and Subsidiaries

Net Loss per Share

   In computing dilutive loss per share for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, no effect has been given to options outstanding under the Company's 1994 Stock Option Plan, outstanding warrants to purchase Class B common stock, the 10.75% Senior Subordinated Convertible Discount Notes, or the Cumulative Convertible Preferred Stock, since the exercise of any of these items would have an antidilutive effect on net loss per share.

Comprehensive Income

   In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Net loss for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, is the same as comprehensive loss defined pursuant to SFAS No. 130.

Concentrations of Credit Risk

   No single customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

Reclassifications

   Certain items have been reclassified in the 1997 and 1996 consolidated financial statements to conform to the current presentation.

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS AND DIVESTITURES

   The following acquisitions were completed in 1998, 1997, and 1996. All acquisitions were accounted for utilizing the purchase method of accounting. The results of operations of the acquired entities are included in the Company's consolidated results of operations from their respective dates of acquisition.

                                                      PURCHASE
                                    ACQUISITION        PRICE         NET POPS
               MARKET                  DATE        (In Thousands)    ACQUIRED
               ------            ----------------- --------------    ---------
     1998
     TN-4 RSA                    January 15, 1998   $    73,000        264,000
                                                                     ---------
                                                                       264,000
                                                                     =========
     1997
     KY-4, KY-5, KY-6, and KY-8
      RSAs                       January 7, 1997    $115,500(a)        785,000

     WI-4 RSA                    January 7, 1997          6,300        119,000
     WI-5 RSA                    May 29, 1997            10,600         81,000
                                                                     ---------
                                                                       985,000
                                                                     =========
     1996
     WI-2 RSA                    November 18, 1996        4,300         85,645
                                                                     ---------
                                                                        85,645
                                                                     =========
     PA-9 RSA                    February 2, 1996        26,100        188,096
     WV-3 RSA                    July 23, 1996           35,000        269,709
                                                                     ---------
                                                                       457,805
                                                                     =========
     NY-6 RSA                    April 23, 1996        19,800(b)       111,373
     Poughkeepsie, NY MSA        April 23, 1996        38,900(b)(c)    218,890
     Orange County, NY MSA       October 17, 1996            (c)       327,053
                                                                     ---------
                                                                       657,316
                                                                     =========
     Various                     October 17, 1996            (c)        70,740
                                                                     ---------
                                                                     1,271,506
                                                                     =========

--------
(a) The Company acquired from a subsidiary of Horizon Cellular Telephone Company, L. P. (Horizon) the system serving four RSAs in Kentucky for approximately $96.4 million in cash and 1,948,052 shares of the Company's Class A common stock valued at approximately $19.1 million. On February 4, 1997, the Company repurchased and retired the 1,948,052 shares from Horizon for $15.3 million.

(b) The Company acquired from a subsidiary of United States Cellular Corporation the system serving the NY-6 RSA for approximately $19.8 million and 83% of the stock of the system serving the Poughkeepsie, NY MSA for approximately $38.9 million, with one-half paid in cash and the balance in a three-year note (subsequently repaid in November 1996.

(c) The Company exchanged with Vanguard Cellular Systems, Inc. its OH-9 RSA, the majority of its OH-10 RSA and its Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA, an additional 11.1% of the Poughkeepsie, NY MSA, 12.2% of the Janesville, WI MSA and 28,509 additional Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest).

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

   The pro forma unaudited condensed consolidated results of operations assuming the TN-4 RSA acquisition was consummated as of January 1, 1997, are as follows (in thousands, except per share amounts):

                                                        SIX MONTHS YEAR ENDED
                                                        ENDED JUNE DECEMBER 31
                                                         30 1998      1997
                                                        ---------- -----------
     Revenues..........................................  $108,670   $196,264
                                                         ========   ========
     Net loss after adjustment for accrued preferred
      stock dividend...................................  $ (9,643)  $(20,497)
                                                         ========   ========
     Basic and diluted loss per common share...........  $  (0.28)  $  (0.56)
                                                         ========   ========

   The Company made the following dispositions of cellular properties and interests (in thousands):

                                                                 SALES     GAIN
       DATE                       DESCRIPTION                    PRICE    (LOSS)
       ----     ----------------------------------------------- ------- ---------
     1998
     June       Sale of Minority Pops                           $ 1,352 $    (133)
                                                                        =========
     1997
     January    Florence, AL MSA and AL-1B RSA, sale of license $22,396 $   8,451
     April      Sale of Minority Pops                             1,255       (28)
                                                                        ---------
                                                                        $   8,423
                                                                        =========
     1996
     July       AL-4 RSA, sale of license                       $25,000 $  (1,640)
     September  Sale of Minority Pops                             2,813     1,817
     November   MI-2 RSA, sale of license                         6,500    (1,578)
                                                                        ---------
                                                                        $ (1,401)
                                                                        =========

3. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                           JUNE 30  DECEMBER 31
                                                             1998      1997
                                                           -------- -----------
     14% Senior Subordinated Discount Notes due 2001.....  $165,000  $165,000
     10.75% Senior Subordinated Convertible Discount
      Notes due 2004.....................................    48,054    45,623
     12.25% Senior Subordinated Discount Notes due 2003..   199,101   187,700
     10.75% Senior Notes due 2004........................   170,000   170,000
     Senior Secured Reducing Revolver....................    60,000       --
                                                           --------  --------
                                                           $642,155  $568,323
                                                           ========  ========

   On November 23, 1994, Wireless issued $165.0 million aggregate principal amount of 14% Senior Subordinated Discount Notes due 2001 (the 14% Notes) primarily to finance the acquisition of Cellular Information Systems, Inc.
(CIS). The 14% Notes were issued at a price of 66.834% or $110.3 million. The original issue discount on the 14% Notes accreted at a rate of 14% through November 1997, compounded semiannually, to an aggregate principal amount of $165.0 million. Interest is currently accruing at the rate of 14% per annum, payable semiannually in cash.

                   PriCellular Corporation and Subsidiaries

   On August 21, 1995, the Company issued $60.0 million aggregate principal amount of 10.75% Senior Subordinated Convertible Discount Notes due 2004 (the 10.75% Notes). The 10.75% Notes were issued at a price of 59.345% or $35.6 million. The original issue discount on the 10.75% Notes accretes at a rate of 10.75%, compounded semiannually, to an aggregate principal amount of approximately $60.0 million by August 15, 2000. Interest will thereafter accrue at 10.75% per annum, payable semiannually, in cash beginning February 15, 2001. The 10.75% Notes are convertible into the Company's Class A common stock at a conversion price of $9.94 per share.

   On September 27, 1995, Wireless issued $205.0 million aggregate principal amount of 12.25% Senior Subordinated Discount Notes due 2003 (12.25% Notes) to finance the acquisition of the OH-7 RSA; OH-9 RSA; OH-10 RSA; Parkersburg, WV/Marietta; OH MSA; WV-2 RSA; AL-4 RSA; PA-9 RSA; and NY-5 RSA cellular systems. The 12.25% Notes were issued at a price of 69.906% or $143.3 million. The original issue discount on the 12.25% Notes accretes at a rate of 12.25% compounded semiannually, to an aggregate principal amount of approximately $205.0 million by October 1, 1998. Interest will thereafter accrue at 12.25% per annum payable semiannually in cash beginning April 1, 1999.

   On November 6, 1996, Wireless issued $170.0 million principal amount of 10.75% Senior Notes due 2004, primarily to finance the acquisition in January 1997 of the Kentucky cluster for $115.5 million consisting of approximately $96.4 million in cash and $19.1 million in the Company's Class A common stock. Approximately $19.0 million of the proceeds was used to repay the note issued in connection with the purchase on April 23, 1996, of the Poughkeepsie, NY MSA. Interest is payable semiannually on each May 1 and November 1.

   On January 15, 1998, the Company borrowed $60.0 million under a Senior Secured Reducing Revolver (the Borrowing). The Borrowing matures eight years from the closing date with repayment commencing in the year 2001 with final payment in the year 2005 in amounts ranging from 10.0% to 25.0%. Interest will be charged at the LIBOR rate plus a premium ranging from 1.500% to 2.250% depending on the ratio of debt to cash flow as defined. The Borrowing requires the attainment by the Company of certain financial ratios in order to maintain the permitted indebtedness. The Borrowing is secured by the assets of Kyle Cellular, a wholly owned subsidiary of the Company.

   The Company's long-term debt includes restrictions on Wireless' incurrence of additional debt, the payment of dividends, the incurrence of liens, and on payments and transfer of net assets from Wireless to the Company. Restricted net assets of the Company as of June 30, 1998, approximated $175.6 million.

   The maturities of the Company's long-term debt for each of the periods subsequent to June 30, 1998, are as follows (in thousands):

       Six months ending December 31, 1998              $    --
       Years ending December 31:
         1999..........................................      --
         2000..........................................      --
         2001..........................................  169,500
         2002..........................................   10,500
         2003..........................................  211,101
         Thereafter....................................  251,054
                                                        --------
       Total........................................... $642,155
                                                        ========

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

4. INCOME TAXES

   The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                           JUNE 30   DECEMBER 31
                                                             1998       1997
                                                           --------  -----------
     Deferred tax liabilities:
       Depreciation......................................  $(11,638)   $(9,652)
       Amortization......................................   (14,799)   (11,407)
       License basis difference..........................    (3,797)    (3,797)
       Other.............................................    (4,356)    (4,385)
     Deferred tax assets:
       Net operating loss carryforwards..................    15,630      6,915
       Amortization of original issue discount...........    37,373     33,726
       State and local deferred taxes....................     1,058      2,280
       Accruals..........................................     2,020      2,049
       Other.............................................     1,462      2,504
                                                           --------    -------
     Net deferred tax assets.............................    22,953     18,233
     Valuation allowance.................................   (26,750)   (22,030)
                                                           --------    -------
     Net deferred tax liability..........................  $ (3,797)   $(3,797)
                                                           ========    =======

   At June 30, 1998, the Company had tax net operating loss carryforwards
(NOLs) of approximately $43.3 million, which are available to offset future taxable income. NOLs begin expiring in the year 2007 through 2018 as follows:
2007-$1.3 million, 2009-$2.7 million, 2010-$1.7 million, 2011-$5.6 million,
2012-$20.8 million and 2018-$11.2 million.

   The Company established a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as assessment indicates that it is more likely than not that the deferred tax assets will be realized.

5. STOCKHOLDERS' EQUITY

COMMON STOCK

   In January 1996, Price Communications, an affiliate of the Company, acquired warrants which are convertible directly into 1,820,000 shares of Class B common stock from former executives of an acquired company. The effective exercise price is $5.42 per share of Class B common stock at June 30, 1998.

   On February 4, 1997, the Company purchased and retired, under separate authorization of its Board of Directors, 1,948,052 shares of its Class A common stock from Horizon, which Horizon received in connection with the Kentucky Cluster acquisition.

   In July 1997, the Company repurchased and retired 3,994,945 shares of its Class B common stock from Aeneas Venture Corp., an affiliate of Harvard Private Capital Group, Inc. (Harvard) at $9.00 per share, which was the current market price at the date of the transaction. In addition, 56,275 warrants to purchase Class B common stock, also owned by Harvard, were redeemed at a net cash expenditure of $3.83 per warrant ($9.00 current market price less the exercise price of $5.17).

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

   In November 1997, Robert Price, Chairman of the Board of the Company, exercised options for 742,188 shares of the Company's Class A common stock. Subsequently, the Company purchased from Robert Price 200,000 of the 742,188 shares issued at market ($11.25 per share), and simultaneously retired the same shares.

   Shares of Class A common stock reserved for issuance at June 30, 1998 and December 31, 1997 are as follows (in thousands):

       Options issued to employees.......................  1,477
       Options reserved for issuance.....................    401
       Warrants..........................................  1,820
       Shares reserved for convertible securities........ 32,856
                                                          ------
                                                          36,554
                                                          ======

PREFERRED STOCK

   The Company issued Series A Cumulative Convertible Preferred Stock, par value $.01 per share (the Series A Preferred Stock) for gross proceeds of $80.0 million. The preferred stock accrues dividends at the rate of 6.25% per annum compounded quarterly. Such dividends will not be paid in cash but will accrue and be calculated on the face value of $1,000 per share. The cumulative accrued dividends are $16.1 million at June 30, 1998. The number of shares of Class A common stock into which the Series A Preferred Stock is convertible is equal to the quotient obtained by dividing the conversion value (initially $83.2 million and increasing to $96.0 million by the third anniversary of the original date of issuance or earlier upon the occurrence of certain contingencies, plus, in each case, accrued dividends through the date of conversion or, upon the occurrence of certain contingencies, through the fifth anniversary of the date of issuance) by the conversion price ($8.83 per share subject to adjustment). The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Class A common stock the holder would receive upon conversion.

STOCK OPTION PLAN

   Under the Company's 1994 Stock Option Plan (the Plan), the Board of Directors can grant options to purchase up to 2,636,000 shares of Class A common stock to certain eligible employees and directors (Class A shares are entitled to one vote per share). During 1996, the Company registered approximately 2,636,000 shares of Class A common stock reserved for issuance under the Plan. The Plan provides that the option price cannot be less than the fair market value of the stock on the date of grant. All options granted subsequent to January 1, 1995 have a 10 year term and vest and become fully exercisable at the end of three years of continued employment.

   The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." However, as permitted under SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plan. Under APB No. 25, because the number of options is fixed and the option price is market price at the date of grant, no compensation expense is required. Pro forma information regarding net loss and basic and diluted loss per common share is required by SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method using the Black-Scholes valuation method.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's

                   PRICELLULAR CORPORATION AND SUBSIDIARIES employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The fair value for the Company's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: risk free interest rate of 6.25%; dividend yield of 0%; a volatility factor of .480 for 1996 and .323 for 1997 and a weighted-average expected life of the options of four years. There were no option grants in 1998.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share):

                                                             DECEMBER 31
                                                 JUNE 30  ------------------
                                                  1998      1997      1996
                                                 -------  --------  --------
     Net loss after adjustment for accrued
      preferred stock dividend:
       As reported.............................. $(9,643) $(20,171) $(29,221)
       Pro forma................................ (10,276)  (21,318)  (29,996)

     Basic and diluted loss per common share:
       As reported..............................   (0.28)    (0.55)    (0.76)
       Pro forma................................   (0.29)    (0.58)    (0.78)

   Because compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net loss is not representative of the potential impact on pro forma net loss in future years when the effect of recognition of a portion of compensation expense from multiple awards would be reflected.

   A summary of the Company's stock option activity, and related information is as follows:

                                                  NUMBER OF
                                                 SHARES UNDER
                                                   OPTIONS    PRICE PER SHARE
                                                 ------------ ----------------
     Balance at December 31, 1995...............  1,769,140    $3.71 to $8.72
     Options granted............................    343,125   $10.80 to $10.90
     Options exercised..........................     (8,329)   $4.54 to $4.67
     Options returned for future issuance.......    (55,704)  $4.54 to $10.90
                                                  ---------   ----------------
     Balance at December 31, 1996...............  2,048,232   $3.71 to $10.90
     Options granted............................    217,500        $8.88
     Options exercised..........................   (750,649)   $3.71 to $8.72
     Options returned for future issuance.......    (38,102)  $4.55 to $10.90
                                                  ---------   ----------------
     Balance at December 31, 1997 and June 30,
     1998.......................................  1,476,981   $3.71 to $10.90
                                                  =========   ================

   The weighted-average grant date fair value of options granted in 1997 and 1996 were $3.38 and $4.84, respectively.

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at June 30, 1998:

                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
     -------------------------------------------------------------------------
                                 WEIGHTED-     WEIGHTED-             WEIGHTED-
      RANGE OF                    AVERAGE       AVERAGE               AVERAGE
      EXERCISE      NUMBER       REMAINING     EXERCISE    NUMBER    EXERCISE
       PRICES     OUTSTANDING CONTRACTUAL LIFE   PRICE   EXERCISABLE   PRICE
      --------    ----------- ---------------- --------- ----------- ---------
     $ 3.71 to $
      4.67          848,957      6.6 years      $ 4.29     848,957    $ 4.29
     $ 8.72 to $
      8.88          314,899      8.3 years      $ 8.83     153,232    $ 8.78
     $10.80 to
      $11.40        313,125      8.1 years      $10.88     160,833    $10.89

   At December 31, 1997, 846,057 options were exercisable.

6. LEASE COMMITMENTS

   Minimum rental commitments as of June 30, 1998, for all noncancelable operating leases, consisting principally of leases for office space, real estate and tower space, are as follows (in thousands):

       Six months ending December 31, 1998.............. $ 2,193
       Years ending December 31:
         1999...........................................   4,386
         2000...........................................   3,989
         2001...........................................   3,495
         2002...........................................   3,129
         2003...........................................   2,184
       Thereafter.......................................   2,708
                                                         -------
                                                         $22,084
                                                         =======

   Total rent expense amounted to approximately $2.0 million, $3.4 million, and $2.4 million for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively, of which $47,000 and $137,000 were paid to an affiliate during 1997 and 1996, respectively.

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES

   Accounts payable and accrued expenses consist of the following (in thousands):

                                                             JUNE 30 DECEMBER 31
                                                              1998      1997
                                                             ------- -----------
     Accounts payable....................................... $ 3,948   $ 5,259
     Accrued operating expenses.............................   8,917    16,612
     Income and other taxes payable.........................   2,951     1,847
     Other..................................................   4,600     4,328
                                                             -------   -------
                                                             $20,416   $28,046
                                                             =======   =======

   Other current liabilities consist of the following (in thousands):

     Unearned covenant not to compete....................... $   500   $ 2,125
     Interest payable.......................................   6,444     5,920
                                                             -------   -------
                                                             $ 6,944   $ 8,045
                                                             =======   =======

                   PriCellular Corporation and Subsidiaries

8. Merger With American Cellular Corporation

   On June 25, 1998, American Cellular Corporation acquired all of the operations of the Company pursuant to an Agreement and Plan of Merger (the Merger Agreement). At the effective time, as defined in the Merger Agreement, the holders of each issued and outstanding share of Class A common stock and Class B common stock received $14 in cash, without interest, and each issued and outstanding share of Series A Preferred Stock received the product of $14 and the number of Class A Shares into which each such share of Series A Preferred Stock is convertible at such time in connection with a change of control.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          JUNE 30  DECEMBER 31
                                                            1998      1997
                                                          -------- -----------
   Assets
   Current assets:
     Cash and cash equivalents........................... $    --   $  1,795
     Other current assets................................    1,065     1,088
                                                          --------  --------
   Total current assets..................................    1,065     2,883
   Investment in and advances to subsidiaries............  175,621   177,779
   Other assets..........................................      990     1,071
                                                          --------  --------
   Total assets.......................................... $177,676  $181,733
                                                          ========  ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable, accrued expenses, and other
      current liabilities                                 $  1,728  $  1,930
     Long-term debt......................................   48,054    45,623
     Stockholders' equity................................  127,894   134,180
                                                          --------  --------
   Total liabilities and stockholders' equity............ $177,676  $181,733
                                                          ========  ========

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                SIX MONTHS    YEAR ENDED
                                                  ENDED       DECEMBER 31
                                                 JUNE 30   ------------------
                                                   1998      1997      1996
                                                ---------- --------  --------
     REVENUE
     Other.....................................    $ --    $    --   $    237
     COST AND EXPENSES
     General and administrative................      524        558       384
                                                 -------   --------  --------
     Operating loss............................     (524)      (558)     (147)
     OTHER EXPENSE
     Interest expense, net.....................   (2,479)    (3,714)     (644)
                                                 -------   --------  --------
     Loss before equity in net loss of
      subsidiaries.............................   (3,003)    (4,272)     (791)
     Equity in net loss of subsidiaries........   (3,283)    (9,359)  (22,252)
                                                 -------   --------  --------
     Net loss..................................  $(6,286)  $(13,631) $(23,043)
                                                 =======   ========  ========

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED
                                                SIX MONTHS    DECEMBER 31
                                                ENDED JUNE ------------------
                                                 30 1998     1997      1996
                                                ---------- --------  --------
   Net cash provided by (used in) operating
    activities.................................  $(1,049)  $  1,434  $  2,762

   Investing activities:
     Repayments from and (advances to)
      subsidiaries.............................     (746)     4,062   (65,380)
     Amounts deposited in escrow to bid in PSC
      auction, net.............................      --       2,500     1,640
     Dividend received from subsidiary.........      --      12,000       --
                                                 -------   --------  --------
   Net cash provided by (used in) investing
    activities.................................     (746)    18,562   (63,740)
                                                 -------   --------  --------
   Financing activities:
     Exercise of employee stock options........      --       2,834        48
     Purchase and retirement of common stock...      --     (53,860)   (1,450)
     Costs of incurred in connection with
      common and preferred stock offerings.....      --        (207)   (1,364)
                                                 -------   --------  --------
   Net cash used in financing activities.......      --     (51,233)   (2,766)
                                                 -------   --------  --------
   Decrease in cash and cash equivalents.......   (1,795)   (31,237)  (63,744)
   Cash and cash equivalents at beginning of
    year.......................................    1,795     33,032    96,776
                                                 -------   --------  --------
   Cash and cash equivalents at end of year....  $   --    $  1,795  $ 33,032
                                                 =======   ========  ========

   SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
    ACTIVITIES
   Conversion of Class B common stock to Class
    A common stock.............................  $     2   $     24  $     17
   Shares issued in connection with the
    acquisition of cellular systems............      --      19,125       --

                   PRICELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1. BASIS OF PRESENTATION

   In the parent company-only financial statement, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net loss of its unconsolidated subsidiaries is included in the consolidated net loss using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. LONG-TERM DEBT

   On August 21, 1995, the Company issued $60.0 million aggregate principal amount of 10.75% Senior Subordinated Convertible Discount Notes due entirely in 2004. The notes were issued at a price of 59.345% or $35.6 million. The original issue discount on the notes accretes at a rate of 10.75%, compounded semiannually, to an aggregate principal amount of approximately $60.0 million by August 15, 2000. Interest will thereafter accrue at 10.75% per annum, payable semiannually in cash, beginning February 15, 2001. The notes are convertible into the Company's Class A common stock at a conversion price of $9.94 per share.

3. OTHER

   On September 30, 1996, the Company forgave the Junior Subordinated Note due from its subsidiary, PriCellular Wireless Corporation, which amounted to $21.6 million.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                     ADDITIONS  ADDITIONS
                          BALANCE AT CHARGED TO  CHARGED              BALANCE AT
                          BEGINNING   COST AND  TO OTHER                END OF
      DESCRIPTION          OF YEAR    EXPENSES  ACCOUNTS   DEDUCTIONS   PERIOD
      -----------         ---------- ---------- ---------  ---------- ----------
YEAR ENDED DECEMBER 31,
 1996
Allowance for doubtful
 accounts                  $ 2,076    $ 2,079     $ 58(A)   $(2,446)   $  1,767
                           =======    =======     ====      =======    ========
Valuation allowance for
 deferred income taxes..   $ 8,689    $10,954     $--       $   --     $ 19,643
                           =======    =======     ====      =======    ========
YEAR ENDED DECEMBER 31,
 1997
Allowance for doubtful
 accounts                  $ 1,767    $ 2,331     $513(A)   $(2,925)   $  1,686
                           =======    =======     ====      =======    ========
Valuation allowance for
 deferred income taxes..   $19,643    $ 2,387     $--       $   --     $ 22,030
                           =======    =======     ====      =======    ========
SIX MONTHS ENDED JUNE
 30, 1998
Allowance for doubtful
 accounts...............   $ 1,686    $ 1,735     $--       $(1,236)   $  2,185
                           =======    =======     ====      =======    ========
Valuation allowance for
 deferred income taxes..   $22,030    $ 4,720     $--       $   --     $ 26,750
                           =======    =======     ====      =======    ========

--------
(A)Results principally from the acquisition of cellular systems.