Form 10-Q
period 1999-03-31
AMERICAN CELLULAR CORP /DE/
filed 1999-05-13
CIK 1067075

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the quarterly period ended March 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       Commission file number:  333-60639

                         AMERICAN CELLULAR CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                             22-3043811
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

  Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  The number of shares of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, of the Company outstanding as of May 12, 1999 was approximately 250,000 and 19,387, respectively. There is no trading market for the Common Stock of the Company.

                               TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets - March 31, 1999 and
         December 31, 1998.................................................      1

         Condensed Consolidated Statement of Operations for the Three
         Months Ended March 31, 1999.......................................      3

         Condensed Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 1999.......................................      4

         Notes to Condensed Consolidated Financial Statements..............      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................      6


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................     13

Item 2.  Changes in Securities and Use of Proceeds.........................     13

Item 3.  Defaults Upon Senior Securities...................................     13

Item 4.  Submission of Matters to a Vote of Security Holders...............     13

Item 5.  Other Information.................................................     13

Item 6.  Exhibits and Reports on Form 8-K..................................     13

                         PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                American Cellular Corporation and Subsidiaries

                     Condensed Consolidated Balance Sheets

                 (Dollars in thousands, except per share data)

                                                            March 31
                                                              1999           December 31
                                                           (Unaudited)           1998
                                                         -------------------------------
Assets
Current assets:
 Cash and cash equivalents                                    $37,889         $34,015
 Restricted short-term investments                             26,902          26,550
 Accounts receivable, net of allowance for
  doubtful accounts of $1,596 in 1999 and
  $2,084 in 1998                                               25,347          26,494
 Inventories                                                    2,080           2,005
 Prepaids and other current assets                              1,746           1,569
                                                         -----------------------------
Total current assets                                           93,964          90,633
Cellular facilities, equipment, and other, net                162,536         159,792
Other assets                                                1,251,418       1,267,175
                                                         -----------------------------
Total assets                                               $1,507,918      $1,517,600
                                                         =============================

See notes to condensed consolidated financial statements.


                                                                       March 31
                                                                         1999          December 31
Liabilities and stockholders' equity                                  (Unaudited)         1998
                                                                 ---------------------------------
Current liabilities:
 Current portion of long-term debt                                 $    4,000      $    3,000
 Accounts payable                                                       9,967           6,022
 Interest payable                                                      28,370          22,061
 Accrued operating expenses                                            13,999          16,620
 Income and other taxes payable                                         4,728           3,398
 Deferred revenue                                                       5,080           6,170
 Other current liabilities                                              1,023             989
                                                                 --------------------------------
Total current liabilities                                              67,167          58,260
Long-term debt                                                      1,195,025       1,195,971

Stockholders' equity:
 Series A cumulative redeemable preferred
  stock, $0.01 par value, net of $2,000 notes
  receivable from stockholders; authorized
  500,000 shares; 325,000 shares issued and
  outstanding, including $31,767 in 1999 and
  $21,375 in 1998 of accrued dividends                                354,767         344,375
 Common stock, $0.01 par:
  Class A:  Authorized 475,000 shares; issued
   and outstanding 250,000 shares                                           3               3
  Class B:  Authorized 50,000 shares; 19,687
   shares issued and 19,387 shares outstanding                              -               -
 Additional paid-in capital                                            25,191          25,191
 Accumulated deficit                                                 (134,235)       (106,200)
                                                                 ----------------------------
Total stockholders' equity                                            245,726         263,369
                                                                 ----------------------------
Total liabilities and stockholders' equity                         $1,507,918      $1,517,600
                                                                 ================================

See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries

           Condensed Consolidated Statement of Operations (Unaudited)

                       Three months ended March 31, 1999
                                (In thousands)

Revenues
 Subscriber revenues                                                $ 29,471
 Roaming revenues                                                     17,199
 Toll revenues                                                         7,091
 Equipment sales                                                       1,981
 Other                                                                 1,896
                                                                    --------
Total revenue                                                         57,638

Costs and expenses
 Cost of cellular service                                              5,281
 Cost of equipment sold                                                3,657
 General and administrative                                           10,462
 Sales and marketing                                                   6,944
 Depreciation and amortization                                        23,485
                                                                    --------
Total costs and expenses                                              49,829
                                                                    --------
Operating income                                                       7,809

Other income (expense)
 Interest expense                                                    (26,683)
 Interest income                                                       1,204
 Other income, net                                                        68
                                                                    --------
                                                                     (25,411)
                                                                    --------
Loss before provision for income taxes                               (17,602)
Provision for income taxes                                               (41)
                                                                    ---------
Net loss                                                            $(17,643)
                                                                    =========

See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                       Three months ended March 31, 1999
                                 (In thousands)


Operating activities
Net loss                                                                                $(17,643)

Adjustment to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization expense                                                   23,485
  Amortization of deferred financing costs                                                 1,097
  Accretion of discount on Senior Notes                                                       54
  Amortization of premium on restricted investments                                           89
  Change in working capital components:
     Accounts receivable                                                                   1,147
     Inventories                                                                             (75)
     Prepaids and other current assets                                                      (177)
     Accounts payable                                                                      3,945
     Interest payable                                                                      6,309
     Accrued operating expenses                                                           (2,621)
     Income and other taxes payable                                                        1,330
     Deferred revenue                                                                     (1,090)
     Other current liabilities                                                                34
                                                                                        ---------
Net cash provided by operating activities                                                 15,884

Investing activities
Purchase of fixed assets                                                                 (10,610)
Increase in restricted investments, net                                                   (1,028)
                                                                                        ---------
Net cash used in investing activities                                                    (11,638)

Financing activities
Deferred financing costs                                                                    (372)
                                                                                        ---------
Net cash used in financing activities                                                       (372)
                                                                                        ---------
Increase in cash and cash equivalents                                                      3,874
Cash and cash equivalents at beginning of period                                          34,015
                                                                                        ---------
Cash and cash equivalents at end of period                                               $37,889
                                                                                        =========

See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.  Reclassifications

Certain items have been reclassified in the December 31, 1998 consolidated financial statements to conform to the current presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The following is a discussion and analysis of the historical results of operations and financial condition of American Cellular Corporation ("American Cellular" or the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q (the "Report").

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

  American Cellular accounted for the Merger using purchase accounting. Accordingly, the PriCellular and American Cellular financial statements reflect different bases of accounting and capitalization which can significantly impact depreciation, amortization, interest and related tax expenses. However, for purposes of the following discussion regarding 1999 and 1998 activity, the pre- and post-acquisition financial information has been compared to provide the reader with an indication of the trend of results. Specifically, the results of operations of American Cellular for the three months ended March 31, 1999 will be compared with the results of operations of PriCellular for the three months ended March 31, 1998.

Results of Operations of American Cellular

 General

  The current three-month period ending March 31, 1999 reflects the continuing financial growth of the Company's operations. Net subscriber additions approximated 17,800 for the current quarter. The Company added approximately 25,600 subscribers in the three-month period ended March 31, 1998, of which approximately 14,000 were from internal growth and 11,600 were from the acquisition of an additional market. The Company ended the current period with approximately 352,300 subscribers resulting in market penetration of 7.20% compared with approximately 269,300 subscribers and a market penetration of 5.50% at March 31, 1998. Average monthly churn for the Company was 1.77% for the three months ended March 31, 1999 compared to 1.38% for same period last year.

                                                       American Cellular
                                                          Period from
                                 American Cellular     February 26, 1998      PriCellular        Combined
                                    Three Months      (Date of Formation)    Three Months      Three Months
                                       ended                through              Ended             Ended
                                   March 31, 1999       March 31, 1998      March 31, 1998    March 31, 1998
                              ------------------------------------------------------------------------------
Revenue                                $ 57,638                  $  -          $ 42,634          $ 42,634
Cost of cellular service                  5,281                     -             4,591             4,591
Cost of equipment sold                    3,657                     -             2,630             2,630
General and administrative               10,462                     -             8,535             8,535
Sales and marketing                       6,944                     -             6,244             6,244
Depreciation and                         23,485                     -             8,532             8,532
 amortization
Non-recurring charges                         -                     -             2,389             2,389
                                       --------                  ----          --------          --------
Operating income                          7,809                     -             9,713             9,713
Interest income (expense), net          (25,479)                   33           (17,854)          (17,821)
Other income                                 68                     -               812               812
Provision for income taxes                  (41)                  (13)                -               (13)
                                       --------                  ----          --------          --------
Net loss                               $(17,643)                 $ 20          $ (7,329)         $ (7,309)
                                       ========                  ====          ========          ========

 Three months ended March 31, 1999 compared with the combined three months ended March 31, 1998.

  Revenues increased from $42.6 million in 1998 (consisting of $24.4 million for subscriber revenue, $10.2 million for roaming revenue, $4.5 million for toll revenue, $1.3 million for equipment sales and $2.2 million for other revenue) to $57.6 million in 1999 (consisting of $29.5 million for subscriber revenue, $17.2 million for roaming revenue, $7.1 million for toll revenue, $2.0 million for equipment sales and $1.8 million for other revenue). The increase represents the continuing growth in the cellular industry impacting both subscriber and roaming revenues, and the effect of improved coverage in the Company's markets as a result of the increase in the number of cell sites in its systems.

  Total costs and expenses increased from $32.9 million in 1998 (consisting of $4.6 million for cost of cellular service, $2.6 million for cost of equipment sales, $8.5 million for general and administrative expense, $6.3 million for sales and marketing expense, $8.5 million for depreciation and amortization expense and $2.4 million for non-recurring charges) to $49.8 million in 1999 (consisting of $5.3 million cost of cellular service, $3.7 million for cost of equipment sales, $10.4 million for general and administrative expense, $6.9 million for sales and marketing expense and $23.5 million for depreciation and amortization expense). The primary factor contributing to the increase in expenses is the growth in the Company's subscriber base and the increase in cellular service minutes provided. Cost of cellular service represents 9.8% of subscriber, roaming and toll revenue in 1999 compared to 11.7% for the same period in 1998. Operating expenses consisting of the cost of cellular service, cost of equipment, general and administrative expense and selling and marketing expense decreased as a percent of total revenue from 51.6% for the three months ended March 31, 1998 to 45.7% for the current three month period. This reduction represents cost efficiencies the Company has realized while achieving a 27% increase in growth in net subscriber additions over the same period in 1998 and the leveraging of various fixed costs over increased revenues. Depreciation and amortization expense reflects the acquisition of PriCellular by the Company.

  The increase in net interest expense from $17.8 million for the three months ended March 31, 1998 to $25.5 million in 1999 is primarily the result of the acquisition of PriCellular by the Company and the related financing. Other income decreased from $812,000 to $68,000 principally due to amortization of a covenant not to compete that was fully amortized in 1998.

  The provision for income taxes in 1999 relates to current state income tax requirements.

Liquidity and Capital Resources

 Cash Flows

  As of March 31, 1999, the Company had approximately $37.9 million of cash and cash equivalents and approximately $26.8 million of working capital. Net cash generated by operations was approximately $15.9 million. Cash used in investing activities was approximately $11.6 million, consisting primarily of fixed asset additions. Cash used in financing activities was approximately $372,000, relating to additional deferred financing cost associated with the Company's Senior Notes.

  Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which excludes non-recurring charges and gain (loss) on sale of investments in cellular operations, amounted to $31.4 million for the three months ended March 31, 1999 compared to $21.4 million for 1998 or an increase of 46%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company expects to incur net accounting losses for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.

 Liquidity and Capital Requirements

  The Company has long-term debt aggregating approximately $1.2 billion. Substantially all such indebtedness was incurred to pay the consideration to the PriCellular stockholders in the Merger, repay the indebtedness of PriCellular, pay the related fees and expenses and purchase the restricted securities.

  The Company borrowed $916 million under a bank syndicated Credit Facility. The Credit Facility provides the Company up to $1 billion in four tranches ($450 million on Tranche A, $200 million for each Tranche B and C, and up to $150 million on the Revolver Loan). Interest is payable quarterly at the adjusted prime rate plus the applicable margin for each tranche (0.875% for the Revolver and Tranche A, 1.75% for Tranche B and 2.00% for Tranche C) or LIBOR plus the applicable margin for each tranche (1.875% for the Revolver and Tranche A, 2.750% for Tranche B and 3.000% for Tranche C), based on the Company's consolidated leverage ratio. As of March 31, 1999, the interest rates applicable on the tranches of the Credit Facility ranged from approximately 6.955% to 8.08%, yielding a weighted average rate of 7.3%. The Credit Facility contains several financial covenants related to Company's leverage and debt service ratios. The Company is in compliance with the terms of those covenants. Other covenants also contain restrictions on the incurrence of additional debt, the payment of dividends, the incurrence of liens, and payments and transfer of net assets.

  As part of its interest rate management program, the Company utilizes interest swap and collar agreements to hedge variable interest rate risk under the Credit Facility. At March 31, 1999, the Company had interest rate collars with an aggregate notional amount of $700 million, effectively fixing the LIBOR rate between 5.38% and 6.00%, expiring in 2001. At March 31, 1999, the Company had an interest rate swap with a notional amount of $100 million, effectively fixing the LIBOR rate to 5.84%, expiring in 2001. The fair value of the Company's interest rate agreements is $(5.7) million at March 31, 1999 based on the current underlying spot rates.

  As a result of the Merger, the Company has significant cash requirements for debt service and expansion and operation of its cellular systems. To meet its liquidity needs, the Company will rely on internally generated funds, borrowings under the Revolver Loan of the Credit Facility, and restricted securities. In addition, the first six scheduled interest payments on the 10 1/2% Senior Notes due 2008 (the "Notes") issued in May, 1998, will be met from the deposit of a portion of the proceeds from the sale of the Notes. At March 31, 1999, the Company had $84 million available under the Revolver Loan of the Credit Facility. A portion of the Company's debt bears interest floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

  In the remediation phase, the Company is determining the Year 2000 compliance status of each component of each system identified as a risk during the assessment phase. This process includes contacting each vendor and obtaining representations regarding the Year 2000 compliance of that vendor's products as it impacts the Company's systems. In the event that a product is determined to be non-compliant, the Company is requesting information as to the vendor's procedures to bring the product into compliance. The Company's vendors are at various stages in their Year 2000 compliance programs, and there is no assurance that each vendor will achieve its goals. This phase is approximately 61% completed overall and is expected to be 100% completed by July, 1999.

  In the testing phase, the Company is performing its own evaluation of Year 2000 compliance and, to the extent possible, testing each system or component in a forward date environment to insure compliance of the system. Although the Company can verify Year 2000 compliance of its systems in this fashion, the complexity and variability of systems to which the Company interconnects prohibits the testing of the telecommunications network as a whole. For example, the failure of a local power grid or local exchange carrier as a result of a Year 2000 event will adversely affect the performance of the Company's cellular network. This phase is approximately 46% completed overall and is expected to be 100% completed by August, 1999.

  The implementation phase involves the deployment of Year 2000 compliant software upgrades and patches into the operating systems, the development of contingency plans and work around procedures for those systems found to be non-compliant and the replacement of non-compliant hardware and software used in administrative support functions. This phase is approximately 46% completed overall and is expected to be 100% completed by September, 1999.

  No systems that are considered to be material to the operations and that are not expected to be Year 2000 compliant have been identified. Set forth below is a table of the various systems of the Company and the level of completion of each of the phases of the Company's Year 2000 readiness program with respect to such systems.

                            COMPLIANCE PROGRAM PHASE

-----------------------------------------------------------------------------------------------------------------------
     SYSTEMS              Assessment                Remediation                  Testing               Implementation
-----------------------------------------------------------------------------------------------------------------------
Cellular                 98% Completed             65% Completed             50% Completed            50% Completed
Networks
                         Expected                  Expected                  Expected                  Expected
                         Completion Date           Completion Date           Completion Date           Completion Date
                         May, 1999                 June, 1999                July, 1999                September, 1999
-------------------------------------------------------------------------------------------------------------------------
Interconnect            100% Completed            38% Completed              0% Completed              23% Completed
Systems
                                                  Expected                   Expected                  Expected
                                                  Completion Date            Completion Date           Completion Date
                                                  July, 1999                 Not Applicable            September, 1999
-----------------------------------------------------------------------------------------------------------------------
Information            100% Completed            79% Completed              54% Completed             54% Completed
Management
Systems                                          Expected                   Expected                  Expected
                                                 Completion Date            Completion Date           Completion Date
                                                 July, 1999                 August, 1999              September, 1999
-----------------------------------------------------------------------------------------------------------------------
Other                  100% Completed            63% Completed              34% Completed             34% Completed
Administrative
Systems                                          Expected                   Expected                  Expected
                                                 Completion Date            Completion Date           Completion Date
                                                 June, 1999                 July, 1999                September, 1999
-----------------------------------------------------------------------------------------------------------------------

 Costs Related to Year 2000 Compliance

  The Company will utilize internal resources in completing its Year 2000 readiness plan. Company personnel are assigned specific tasks relating to Year 2000 compliance on the basis of technical skill and availability. The Company does not account for the time spent on Year 2000 compliance as a separate item as these costs are not incremental to the operations. The Company has budgeted for software upgrade costs relating to vendor software of approximately $100,000. The Company also anticipates an additional $100,000 required to replace administrative hardware and software that are not Year 2000 compliant. As of April 30, 1999, actual expenditures for these items were approximately $40,000.

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

Fluctuations in Quarterly Results

  Traditionally, subscriber revenues fluctuate from quarter to quarter and are influenced by such factors as weather, holiday periods and typical vacation periods. Additionally, losses are generally higher in the fourth quarter due to the lower revenues coupled with higher sales and marketing costs incurred during the holiday selling season.

                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

  The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to the Company.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Item 5.   OTHER INFORMATION

  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

     The following exhibits are included as part of this Report:

     Exhibit
        No.   Description of Exhibit
     -------  ----------------------

       27     Financial Data Schedule for the three months ended March 31, 1999.

  (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN CELLULAR CORPORATION
                                  Registrant


                                  By: /s/ John Fujii
                                     --------------------------
                                          John Fujii
                                     Chief Executive Officer


                                  By: /s/ James J. Walter, Jr.
                                     --------------------------
                                          James J. Walter, Jr.
                                       Vice President of Finance,
                                         Chief Financial Officer
                                             and Secretary


Dated: May 13, 1999