Form 10-Q
period 1999-06-30
AMERICAN CELLULAR CORP /DE/
filed 1999-08-12
CIK 1067075

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               ----------------


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                       Commission file number: 333-60639


                               ----------------


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


                               ----------------


  Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, of the Company outstanding as of August 12, 1999 was approximately 250,000 and 21,387, respectively. There is no trading market for the Common Stock of the Company.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets--June 30, 1999 and
            December 31, 1998............................................    1

           Condensed Consolidated Statements of Operations for the Three
            Months and the Six Months Ended June 30, 1999................    2

           Condensed Consolidated Statement of Cash Flows for the Six
            Months Ended June 30, 1999...................................    3

           Notes to Condensed Consolidated Financial Statements..........    4

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    5

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................   13

   Item 2. Changes in Securities and Use of Proceeds.....................   13

   Item 3. Defaults Upon Senior Securities...............................   13

   Item 4. Submission of Matters to a Vote of Security Holders...........   13

   Item 5. Other Information.............................................   13

   Item 6. Exhibits and Reports on Form 8-K..............................   13

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 American Cellular Corporation and Subsidiaries

                     Condensed Consolidated Balance Sheets

                 (Dollars in thousands, except per share data)

                                                           June 30
                                                            1999      December 31
                                                         (Unaudited)     1998
                                                         -----------  -----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $   32,367   $   34,015
  Restricted short-term investments.....................     27,365       26,550
  Accounts receivable, net of allowance for doubtful
   accounts of $1,269 in 1999 and $2,084 in 1998........     32,695       26,494
  Inventories...........................................      2,704        2,005
  Prepaids and other current assets.....................      1,641        1,569
                                                         ----------   ----------
Total current assets....................................     96,772       90,633
Cellular facilities, equipment, and other, net..........    177,124      159,792
Other assets............................................  1,220,093    1,267,175
                                                         ----------   ----------
Total assets............................................ $1,493,989   $1,517,600
                                                         ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Current portion of long-term debt..................... $    4,000   $    3,000
  Accounts payable......................................     12,598        6,022
  Interest payable......................................     20,758       22,061
  Accrued operating expenses............................     12,890       16,620
  Income and other taxes payable........................      5,253        3,398
  Deferred revenue......................................      6,182        6,170
  Other current liabilities.............................      1,201          989
                                                         ----------   ----------
Total current liabilities...............................     62,882       58,260
Long-term debt..........................................  1,194,080    1,195,971
Stockholders' equity:
  Series A cumulative redeemable preferred stock, $0.01
   par value, net of $2,000 notes receivable from
   stockholders; authorized 500,000 shares; 325,000
   shares issued and outstanding, including $42,588 in
   1999 and $21,375 in 1998 of accrued dividends........    365,588      344,375
  Common stock, $0.01 par:
    Class A: Authorized 475,000 shares; issued and
     outstanding 250,000 shares.........................          3            3
    Class B: Authorized 50,000 shares; 21,387 shares
     issued and outstanding at June 30, 1999 and 19,387
     shares issued and outstanding at December 31,
     1998...............................................        --           --
  Additional paid-in capital............................     25,193       25,191
  Accumulated deficit...................................   (153,757)    (106,200)
                                                         ----------   ----------
Total stockholders' equity..............................    237,027      263,369
                                                         ----------   ----------
Total liabilities and stockholders' equity.............. $1,493,989   $1,517,600
                                                         ==========   ==========

           See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries

          Condensed Consolidated Statements of Operations (Unaudited)
                                 (In thousands)

                                            Three months ended Six months ended
                                                 June 30           June 30
                                                   1999              1999
                                            ------------------ ----------------
Revenues
  Subscriber revenues......................      $ 31,217          $ 60,688
  Roaming revenues.........................        24,310            41,509
  Toll revenues............................         9,824            16,915
  Equipment sales..........................         2,381             4,362
  Other....................................         1,994             3,890
                                                 --------          --------
Total revenues.............................        69,726           127,364
Costs and expenses
  Cost of cellular service.................         5,818            11,099
  Cost of equipment sold...................         4,360             8,017
  General and administrative...............        10,716            21,178
  Sales and marketing......................         7,396            14,340
  Depreciation and amortization............        24,426            47,911
                                                 --------          --------
Total costs and expenses...................        52,716           102,545
                                                 --------          --------
Operating income...........................        17,010            24,819

Other income (expense)
  Interest expense.........................       (26,816)          (53,499)
  Interest income..........................         1,129             2,333
  Other income, net........................            (9)               59
                                                 --------          --------
                                                  (25,696)          (51,107)
                                                 --------          --------
Loss before provision for income taxes.....        (8,686)          (26,288)
Provision for income taxes.................           (15)              (56)
                                                 --------          --------
Net loss...................................      $ (8,701)         $(26,344)
                                                 ========          ========


           See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                         Six months ended June 30, 1999
                                 (In thousands)

Operating activities
Net loss........................................................... $(26,344)
Adjustment to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization expense............................    47,911
  Amortization of deferred financing costs.........................     2,202
  Accretion of discount on Senior Notes............................       108
  Amortization of premium on restricted investments................       165
  Change in working capital components:
    Accounts receivable............................................    (6,201)
    Inventories....................................................      (699)
    Prepaids and other current assets..............................       (72)
    Accounts payable...............................................     6,576
    Interest payable...............................................    (1,303)
    Accrued operating expenses.....................................    (3,730)
    Income and other taxes payable.................................     1,855
    Deferred revenue...............................................        12
    Other current liabilities......................................       212
                                                                    ---------
Net cash provided by operating activities..........................    20,692

Investing activities
Purchase of fixed assets...........................................   (33,934)
Decrease in restricted investments, net............................    13,011
                                                                    ---------
Net cash used in investing activities..............................   (20,923)

Financing activities
Proceeds from sale of Class B common stock.........................         2
Repayment of long term debt........................................    (1,000)
Deferred financing costs...........................................      (419)
                                                                    ---------
Net cash used in financing activities..............................    (1,417)
                                                                    ---------
Decrease in cash and cash equivalents..............................    (1,648)
Cash and cash equivalents at beginning of period...................    34,015
                                                                    ---------
Cash and cash equivalents at end of period......................... $  32,367
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

  On June 25, 1998, American Cellular acquired PriCellular Corporation ("PriCellular") pursuant to an Agreement and Plan of Merger dated March 6, 1998 (the "Merger Agreement") for approximately $1.5 billion (the "Merger"). The acquisition was recorded in accordance with the purchase method of accounting. The cost of the acquisition was allocated to the tangible and intangible assets and liabilities assumed based on their respective fair values. PriCellular had been partially owned (6.39%) by a group of investors, which also own 27.2% of American Cellular (the 6.39% is considered the continuing ownership interest). The cost to acquire the continuing ownership interest in the net assets of PriCellular in excess of the predecessor basis ($44.4 million) has been reflected as a reduction of stockholders' equity of American Cellular pursuant to generally accepted accounting principles.

  American Cellular accounted for the Merger using purchase accounting. Accordingly, the PriCellular and American Cellular financial statements reflect different bases of accounting and capitalization which can significantly impact depreciation, amortization, interest and related tax expenses. However, for purposes of the following discussion regarding 1999 and 1998 activity, the pre- and post-acquisition financial information has been compared to provide the reader with an indication of the trend of results. Specifically, the results of operations of American Cellular for the three months and the six months ended June 30, 1999 will be compared with the results of operations of American Cellular and PriCellular on a combined basis for the three months and the six months ended June 30, 1998.

Results of Operations of American Cellular

 General

  The results for the current three month period ending June 30, 1999 reflect the continuation of the growth of the Company's operations and subscriber additions. Net subscriber additions from internally generated sales were approximately 22,400 for the three months and 40,200 for the six months ended June 30, 1999 compared to 16,700 and 30,700 for the same periods of the prior year. The Company ended the current period with approximately 374,700 subscribers resulting in penetration of 7.66% compared to 286,000 and penetration of 5.85% for the same period of the prior year.

  Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which excludes non-recurring charges, amounted to $41.4 million for the second quarter of 1999 compared to $32.4 million for the same period in 1998. For the current six month period EBITDA amounted to $72.8 million compared to $53.8 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. EBITDA is utilized as a measurement of performance within the industry, although it should not be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure, and it should not be considered as an alternative to GAAP-based measures of financial performance.

                                                                               American
                                                                               Cellular
                                                                                Period
                                                                                 from
                          American  American                        American   February
                          Cellular  Cellular              Combined  Cellular   26, 1998              Combined
                           Three     Three    PriCellular  Three      Six      (Date of                Six
                           Months    Months      Three     Months    Months   Formation) PriCellular  Months
                           Ended     Ended      Months     Ended     Ended     through   Six Months   Ended
                          June 30,  June 30,  Ended June  June 30,  June 30,   June 30,  Ended June  June 30,
                            1999      1998     30, 1998     1998      1999       1998     30, 1998     1998
                          --------  --------  ----------- --------  --------  ---------- ----------- --------
Revenues................  $ 69,726  $   --     $ 54,896   $ 54,896  $127,364   $   --      $97,530   $ 97,530
Cost of cellular
 service................    (5,818)     --       (4,739)    (4,739)  (11,099)      --       (9,330)    (9,330)
Cost of equipment sold..    (4,360)     --       (2,769)    (2,769)   (8,017)      --       (5,399)    (5,399)
General and
 administrative.........   (10,716)     --       (9,632)    (9,632)  (21,178)      --      (18,167)   (18,167)
Sales and marketing.....    (7,396)     --       (6,210)    (6,210)  (14,340)      --      (12,454)   (12,454)
Depreciation and
 amortization...........   (24,426)     --      (10,513)   (10,513) (47,911 )      --      (19,045)   (19,045)
Non-recurring charges...       --    (4,078)     (2,501)    (6,579)      --     (4,078)     (4,890)    (8,968)
                          --------  -------    --------   --------  --------   -------     -------   --------
Operating income........    17,010   (4,078)     18,532     14,454    24,819    (4,078)     28,245     24,167
Interest income
 (expense), net.........   (25,687)  (1,867)    (18,332)   (20,199)  (51,166)   (1,834)    (36,186)   (38,020)
Gain (loss) on sale of
 assets.................       --       --         (133)      (133)      --        --         (133)      (133)
Other income............        (9)       1         976        977        59         1       1,788      1,789
Provision for income
 taxes..................       (15)      13         --          13       (56)      --          --         --
                          --------  -------    --------   --------  --------   -------     -------   --------
Net loss................  $ (8,701) $(5,931)   $  1,043   $ (4,888) $(26,344)  $(5,911)    $(6,286)  $(12,197)
                          ========  =======    ========   ========  ========   =======     =======   ========

 Three Months Ended June 30, 1999 Compared with the Combined Three Months Ended June 30, 1998

  Revenues increased from $54.9 million in 1998 (consisting of $27.8 million for subscriber revenue, $14.9 million for roaming revenue, $7.8 million for toll revenue, $1.5 million for equipment sales and $2.9 million for other revenue) to $69.7 million in 1999 (consisting of $31.2 million for subscriber revenue, $24.3 million for roaming revenue, $9.8 million for toll revenue, $2.4 million for equipment sales and $2.0 million for other revenue). The increase represents the continuing growth in the cellular industry impacting both subscriber and roaming revenues, and the effect of improved coverage in the Company's markets as a result of the increase in the number of cell sites in its systems.

  Total costs and expenses increased from $40.4 million in 1998 (consisting of $4.7 million for cost of cellular service, $2.8 million for cost of equipment sales, $9.6 million for general and administrative expense, $6.2 million for sales and marketing expense, $10.5 million for depreciation and amortization expense and $6.6 million for non-recurring charges) to $52.7 million in 1999 (consisting of $5.8 million cost of cellular service, $4.4 million for cost of equipment sales, $10.7 million for general and administrative expense, $7.4 million for sales and marketing expense and $24.4 million for depreciation and amortization expense). The primary factor contributing to the increase in expenses is the growth in the subscriber base and the increase in cellular service minutes provided. Cost of cellular service represents 8.9% of cellular service, roaming and toll revenue in 1999 compared to 9.4% for the same period in 1998. Operating expenses consisting of the cost of cellular service, cost of equipment sold, general and administrative expense and sales and marketing expense decreased as a percent of total revenues from 42.5% for the three months ended June 30, 1998 to 40.6% for the current three month period. This reduction represents cost efficiencies the Company has realized while achieving a 34% increase in growth in net subscriber additions over the same period in 1998 and leveraging of various fixed costs over increased revenues. Depreciation and amortization expense reflects the acquisition of PriCellular by the Company.

  The increase in net interest expense from $20.2 million for the three months ended June 30, 1998 to $25.7 million for the same period in 1999 is primarily the result of the acquisition of PriCellular by the Company and the related financing. Other income (expenses) decreased from $977,000 to ($9,000) principally due to amortization of a covenant not to compete that was fully amortized in 1998.

  The provision for income taxes in 1999 relates to current state income tax requirements.

  Six Months Ended June 30, 1999 Compared with the Combined Six Months Ended June 30, 1998

  Revenues increased from $97.5 million in 1998 (consisting of $52.2 million for subscriber revenue, $25.1 million for roaming revenue, $12.3 million for toll revenue, $2.9 million for equipment sales and $5.0 million for other revenue) to $127.4 million in 1999 (consisting of $60.7 million for subscriber revenue, $41.5 million for roaming revenue, $16.9 million for toll revenue, $4.4 million for equipment sales and $3.9 million for other revenue). The increase represents the continuing growth in the cellular industry impacting both subscriber and roaming revenues, and the effect of improved coverage in the Company's markets as a result of the increase in the number of cell sites in its systems.

  Total costs and expenses increased from $73.4 million in 1998 (consisting of $9.3 million for cost of cellular service, $5.4 million for cost of equipment sales, $18.2 million for general and administrative expense, $12.5 million for sales and marketing expense, $19.0 million for depreciation and amortization expense and $9.0 million for non-recurring charges) to $102.5 million in 1999 (consisting of $11.1 million cost of cellular service, $8.0 million for cost of equipment sales, $21.2 million for general and administrative expense, $14.3 million for sales and marketing expense and $47.9 million for depreciation and amortization expense). The primary factor contributing to the increase in expenses is the growth in the subscriber base and the increase in cellular service minutes provided. Cost of cellular service represents 9.3% of cellular service, roaming and toll revenue in 1999 compared to 10.4% for the same period in 1998. Operating expenses consisting of the cost of cellular service, cost of equipment, general and administrative expense and sales and marketing expense decreased as a percent of total revenues from 46.5% for the six months ended June 30, 1998 to 42.9% for the current six month period. This reduction represents cost efficiencies the Company has realized while achieving a 31% increase in growth in net subscriber additions over the same period in 1998 and leveraging of various fixed costs over increased revenues. Depreciation and amortization expense reflects the acquisition of PriCellular by the Company.

  The increase in net interest expense from $38.0 million for the six months ended June 30, 1998 to $51.2 million in 1999 is primarily the result of the acquisition of PriCellular by the Company and the related financing. Other income decreased from $1.8 million to $0.1 million principally due to amortization of a covenant not to compete that was fully amortized in 1998.

  The provision for income taxes in 1999 relates to current state income tax requirements.

Liquidity and Capital Resources

 Cash Flows

  As of June 30, 1999, the Company had approximately $32.4 million of cash and cash equivalents and approximately $33.9 million of working capital. Net cash generated by operations was approximately $20.7 million. Cash used in investing activities was approximately $20.9 million, consisting of fixed asset additions of $33.9 million less $13.0 million of net proceeds from the maturity of restricted investments. Cash used in financing activities was approximately $1.4 million consisting of $1.0 million for scheduled repayment of debt and $0.4 million of deferred financing costs associated with the issuance of the 10 1/2% Senior Notes due 2008, that were issued in May, 1998 (the "Notes").

  Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which excludes non-recurring charges, amounted to $41.4 million for the three months ended June 30, 1999 compared to $32.4 million for 1998 or an increase of 28%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company expects to incur net accounting losses for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.

 Liquidity and Capital Requirements

  The Company has long-term debt aggregating approximately $1.2 billion. Substantially all such indebtedness was incurred to pay the consideration to the PriCellular stockholders in the Merger, repay the indebtedness of PriCellular, pay the related fees and expenses and purchase the restricted securities.

  The Company has $915 million outstanding under a bank syndicated Credit Facility. The Credit Facility provides the Company up to $1 billion in four tranches ($450 million on Tranche A, $200 million for each Tranche B and C, and up to $150 million on the Revolver Loan). Interest is payable quarterly at the adjusted prime rate plus the applicable margin for each tranche (0.875% for the Revolver and Tranche A, 1.75% for Tranche B and 2.00% for Tranche C) or LIBOR plus the applicable margin for each tranche (1.875% for the Revolver and Tranche A, 2.750% for Tranche B and 3.000% for Tranche C), based on the Company's consolidated leverage ratio. As of June 30, 1999, the interest rates applicable on the tranches of the Credit Facility ranged from approximately 6.955% to 8.44%, yielding a weighted average rate of 7.4%. The Credit Facility contains several financial covenants related to Company's leverage and debt service ratios. The Company is in compliance with the terms of those covenants. Other covenants also contain restrictions on the incurrence of additional debt, the payment of dividends, the incurrence of liens, and payments and transfer of net assets.

  As part of its interest rate management program, the Company utilizes interest swap and collar agreements to hedge variable interest rate risk under the Credit Facility. At June 30, 1999, the Company had interest rate collars with an aggregate notional amount of $700 million, effectively fixing the LIBOR rate between 5.38% and

6.00%, expiring in 2001. At June 30, 1999, the Company had an interest rate swap with a notional amount of $100 million, effectively fixing the LIBOR rate to 5.84%, expiring in 2001. The fair value of the Company's interest rate agreements is $338,000 at June 30, 1999 based on the current underlying spot rates.

  As a result of the Merger, the Company has significant cash requirements for debt service and expansion and operation of its cellular systems. To meet its liquidity needs, the Company will rely on internally generated funds, borrowings under the Revolver Loan of the Credit Facility, and restricted securities. At June 30, 1999, the Company had $84 million available under the Revolver Loan of the Credit Facility. A portion of the Company's debt bears interest floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

 Status of Becoming Year 2000 Compliant

  The Company's Year 2000 readiness program involves the following four phases: system assessment, remediation, testing and implementation. To date, the Company has substantially completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The assessment indicated all of the systems could be affected because of the heavy reliance on information technology products and services. The assessment also indicated that hardware and software used in administrative operations are also at risk. The Company has been gathering information about the Year 2000 compliance status of its vendors that support these systems. The Company's vendors are at various stages in their Year 2000 compliance programs, and there is no assurance that each vendor will achieve its goals. Additionally, the Company has identified all carriers that provide direct interconnect services for local or long distance telephone services and requested certification as to Year 2000 compliance. However, there is no assurance that the Company will be able to test these systems beyond the representations of these carriers.

  While management considers that the assessment phase of the Company's Year 2000 program is substantially completed, the Company will continue to review all areas of operations to identify any other potential Year 2000 issues. In addition, any new system that may be implemented during the remainder of the year will be evaluated for Year 2000 compliance prior to the deployment of the system.

  In the remediation phase, the Company is determining the Year 2000 compliance status of each component of each system identified as a risk during the assessment phase. This process includes contacting each vendor and obtaining representations regarding the Year 2000 compliance of that vendor's products as it impacts the Company's systems. In the event that a product is determined to be non-compliant, the Company is requesting information as to the vendor's procedures to bring the product into compliance. The Company's vendors are at various stages in their Year 2000 compliance programs, and there is no assurance that each vendor will achieve its goals. This phase is approximately 88% completed overall and is expected to be 100% completed by September, 1999.

  In the testing phase, the Company is performing its own evaluation of Year 2000 compliance and, to the extent possible, testing each system or component in a forward date environment to insure compliance of the system. Although the Company can verify Year 2000 compliance of its systems in this fashion, the complexity and variability of systems to which the Company interconnects prohibits the testing of the telecommunications network as a whole. For example, the failure of a local power grid or local exchange carrier as a result of a Year 2000 event will adversely affect the performance of the Company's cellular network. This phase is approximately 85% completed overall and is expected to be 100% completed by September, 1999.

  The implementation phase involves the deployment of Year 2000 compliant software upgrades and patches into the operating systems, the development of contingency plans and work around procedures for those systems found to be non-compliant and the replacement of non-compliant hardware and software used in administrative support functions. This phase is approximately 85% completed overall and is expected to be 100% completed by September, 1999.

  No systems that are considered to be material to the operations and that are not expected to be Year 2000 compliant have been identified. Set forth below is a table of the various systems of the Company and the level of completion of each of the phases of the Company's Year 2000 readiness program with respect to such systems.

                           COMPLIANCE PROGRAM PHASE

    Systems          Assessment        Remediation         Testing       Implementation
----------------  ----------------  ----------------  ----------------  ----------------
Cellular
Networks........  100% Completed    87% Completed     75% Completed     75% Completed

                                    Expected          Expected          Expected
                                    Completion Date   Completion Date   Completion Date
                                    September, 1999   September, 1999   September, 1999

Interconnect
Systems.........  100% Completed    85% Completed     0% Completed      85% Completed

                                    Expected          Expected          Expected
                                    Completion Date   Completion Date   Completion Date
                                    August, 1999      Not Applicable    September, 1999

Information
Management
Systems.........  100% Completed    91% Completed     91% Completed     91% Completed

                                    Expected          Expected          Expected
                                    Completion Date   Completion Date   Completion Date
                                    August, 1999      August, 1999      September, 1999
Other
Administrative
Systems.........  100% Completed    89% Completed     89% Completed     89% Completed

                                    Expected          Expected          Expected
                                    Completion Date   Completion Date   Completion Date
                                    August, 1999      August, 1999      September, 1999

 Costs Related to Year 2000 Compliance

  The Company will utilize internal resources in completing its Year 2000 readiness plan. Company personnel are assigned specific tasks relating to Year 2000 compliance on the basis of technical skill and availability. The Company does not account for the time spent on Year 2000 compliance as a separate item as these costs are not incremental to the operations. The Company has budgeted for software upgrade costs relating to vendor software of approximately $100,000. The Company also anticipates an additional $100,000 required to replace administrative hardware and software that are not Year 2000 compliant. As of July 31, 1999, actual expenditures for these items were approximately $60,000.

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

Fluctuations in Quarterly Results

  Traditionally, subscriber revenues fluctuate from quarter to quarter and are influenced by such factors as weather, holiday periods and typical vacation periods. Additionally, losses are generally higher in the fourth quarter due to the lower revenues coupled with higher sales and marketing costs incurred during the holiday sales season.

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

  None.

Item 5. OTHER INFORMATION

  None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  The following exhibits are included as part of this Report:

   Exhibit
     No.                        Description of Exhibit
   -------                      ----------------------
    27     Financial Data Schedule for the six months ended June 30, 1999.

  (b) Reports on Form 8-K:

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN CELLULAR CORPORATION
                                          Registrant

                                                     /s/ John Fujii
                                          By: _________________________________
                                                        John Fujii
                                                  Chief Executive Officer

                                                 /s/ James J. Walter, Jr
                                          By: _________________________________
                                                   James J. Walter, Jr.
                                             Vice President of Finance, Chief
                                              Financial Officer and Secretary

Dated: August 12, 1999