Form 10-Q
period 1999-09-30
AMERICAN CELLULAR CORP /DE/
filed 1999-11-15
CIK 1067075

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         _____________________________

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the quarterly period ended September 30, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                       Commission file number: 333-60639

                         _____________________________

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

                         _____________________________
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, of the Company outstanding as of November 15, 1999 was approximately 254,672 and 14,715, respectively. There is no trading market for the Common Stock of the Company.

================================================================================

                               TABLE OF CONTENTS

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--September 30, 1999 and December 31, 1998............    1

          Condensed Consolidated Statements of Operations for the Three Months Ended September 30,
          1999 and 1998, and the Nine Months Ended September 30, 1999 and the Period from February
          26, 1998 (Date of Formation) to September 30, 1998.........................................    2


          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1999 and the Period from February 26, 1998 (Date of Formation) to
          September 30, 1998.........................................................................    3

          Notes to Condensed Consolidated Financial Statements.......................................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................................    6


                              PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................   14

Item 2.   Changes in Securities and Use of Proceeds..................................................   14

Item 3.   Defaults Upon Senior Securities............................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders........................................   14

Item 5.   Other Information..........................................................................   14

Item 6.   Exhibits and Reports on Form 8-K...........................................................   14

                        PART 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS



                American Cellular Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                      September 30
                                                                          1999              December 31
                                                                       (Unaudited)             1998
                                                                 -----------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                $    49,128          $    34,015
 Restricted short-term investments                                             27,729               26,550
 Accounts receivable, net of allowance for doubtful accounts of
  $1,062 in 1999 and $2,084 in 1998                                            39,367               26,494

 Inventories                                                                    4,117                2,005
 Prepaids and other current assets                                              2,128                1,569
                                                                 -----------------------------------------
Total current assets                                                          122,469               90,633
Cellular facilities, equipment, and other, net                                177,703              159,792
Other assets                                                                1,203,756            1,267,175
                                                                 -----------------------------------------
Total assets                                                              $ 1,503,928          $ 1,517,600

Liabilities and stockholders' equity
Current liabilities:
 Current portion of long-term debt                                        $     4,000          $     3,000
 Accounts payable                                                              11,255                6,022
 Interest payable                                                              28,359               22,061
 Accrued operating expenses                                                    12,407               16,620
 Income and other taxes payable                                                 7,679                3,398
 Deferred revenue                                                               5,926                6,170
 Other current liabilities                                                      1,307                  989
                                                                 -----------------------------------------
Total current liabilities                                                      70,933               58,260
Long-term debt                                                              1,193,134            1,195,971

Stockholders' equity:
 Series A cumulative redeemable preferred stock, $0.01 par
  value, $100 liquidation value, net of $2,000 notes receivable from stockholders; authorized 5,000,000 shares; 3,250,000
  shares issued and outstanding, including $53,862 in 1999 and
  $21,375 in 1998 of accrued dividends                                        376,862              344,375

 Common stock, $0.01 par:
  Class A:  Authorized 475,000 shares; issued and outstanding
   254,672 shares                                                                   3                    3

  Class B:  Authorized 25,000 shares; 15,315 shares issued and
   14,715 shares outstanding at September 30, 1999 and 19,687
   shares issued and 19,387 outstanding at December 31, 1998                        -                    -
  Additional paid-in capital                                                   25,191               25,191
  Accumulated deficit                                                        (162,195)            (106,200)
                                                                 -----------------------------------------
Total stockholders' equity                                                    239,861              263,369
                                                                 -----------------------------------------
Total liabilities and stockholders' equity                                $ 1,503,928          $ 1,517,600
                                                                 =========================================

See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries
          Condensed Consolidated Statements of Operations (Unaudited)
                                 (In thousands)



                                              Three                  Three                   Nine           February 26, 1998
                                              Months                 Months                 Months         (date of formation)
                                              Ended                  Ended                  Ended                   to
                                           September 30           September 30           September 30          September 30
                                               1999                   1998                   1999                  1998
                                    ------------------------------------------------------------------------------------------
Revenues
 Subscriber revenues                      $ 31,658                 $ 27,828              $ 92,346              $ 27,828
 Roaming revenues                           34,480                   19,592                75,989                19,592
 Toll revenues                              13,494                   10,163                30,409                10,163
 Equipment sales                             2,725                    1,682                 7,087                 1,682
 Other                                       2,348                    1,840                 6,238                 1,840
                                    ------------------------------------------------------------------------------------------
Total revenues                              84,705                   61,105               212,069                61,105

Costs and expenses
 Cost of cellular service                    7,055                    4,922                18,154                 4,922
 Cost of equipment sold                      5,111                    3,246                13,128                 3,246
 General and administrative                 11,387                    8,974                32,565                 8,974
 Sales and marketing                         7,632                    7,410                21,972                 7,410
 Depreciation and amortization              24,696                   22,506                72,607                22,506
 Non-recurring charges                           -                       76                     -                 4,154
                                    ------------------------------------------------------------------------------------------
Total costs and expenses                    55,881                   47,134               158,426                51,212
                                    ------------------------------------------------------------------------------------------
Operating income                            28,824                   13,971                53,643                 9,893

Other income (expense)
 Interest expense                          (27,121)                 (29,875)              (80,620)              (33,864)
 Interest income                             1,121                    1,588                 3,454                 3,744
 Other income, net                              23                      250                    82                   250
                                    ------------------------------------------------------------------------------------------
                                           (25,977)                 (28,037)              (77,084)              (29,870)
                                    ------------------------------------------------------------------------------------------

Income (loss) before provision for
 income taxes                                2,847                  (14,066)              (23,441)              (19,977)
Provision for income taxes                     (11)                       -                   (67)                    -
                                    ------------------------------------------------------------------------------------------
Net income (loss)                         $  2,836                  (14,066)             $(23,508)             $(19,977)
                                    ==========================================================================================

See notes to condensed consolidated financial statements.

                 American Cellular Corporation and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                              Nine         February 26, 1998
                                                                                             Months             (date of
                                                                                             Ended           formation) to
                                                                                           September 30        September 30
                                                                                              1999                1998
                                                                                     ---------------------------------------
Operating activities
Net loss                                                                                        $(23,508)        $   (20,352)
Adjustment to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization expense                                                           72,607              22,881
  Amortization of deferred financing costs                                                         3,307               2,264
  Accretion of discount on Senior Notes                                                              162                  88
  Amortization of premium on restricted investments                                                  229                 199
  Change in working capital components:
     Accounts receivable                                                                         (12,873)             (3,642)
     Inventories                                                                                  (2,112)               (492)
     Prepaids and other current assets                                                              (559)                 (1)
     Accounts payable                                                                              5,233              (1,351)
     Interest payable                                                                              6,298              28,175
     Accrued operating expenses                                                                   (4,213)              4,005
     Income and other taxes payable                                                                4,281                 298
     Deferred revenue                                                                               (244)              1,084
     Other current liabilities                                                                       318                 399
                                                                                     ---------------------------------------
Net cash provided by operating activities                                                         48,926              33,555

Investing activities
Acquisition of cellular operations, net of cash acquired                                               -          (1,418,272)
Purchase of fixed assets                                                                         (43,581)             (6,457)
Change in restricted investments, net                                                             12,187             (82,612)
                                                                                     ---------------------------------------
Net cash used in investing activities                                                            (31,394)         (1,507,341)

Financing activities
Proceeds from sale of preferred and common stock                                                       -             348,186
Proceeds from issuance of Senior Notes                                                                 -             282,834
Borrowings against (repayments of) credit facility                                                (2,000)            916,000
Deferred financing costs                                                                            (419)            (36,192)
                                                                                     ---------------------------------------
Net cash provided by (used in) financing activities                                               (2,419)          1,510,828
                                                                                     ---------------------------------------
Increase in cash and cash equivalents                                                             15,113              37,042
Cash and cash equivalents at beginning of period                                                  34,015                   -
                                                                                     ---------------------------------------
Cash and cash equivalents at end of period                                                      $ 49,128         $    37,042
                                                                                     =======================================

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

3.   Sale of Business

On October 5, 1999, American Cellular Corporation (the "Company") entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which a newly-formed joint venture of Dobson Communications Corporation and AT&T Wireless Systems, Inc. will, subject to the terms and conditions set forth in the Merger Agreement, acquire the Company by merging a wholly-owned subsidiary of the joint venture with and into the Company (the "Merger"). Pursuant to the Merger Agreement, each share of Class A common stock, par value $.01 per share, of the Company will, at the effective time of the Merger (the "Effective Time"), be converted into the right to receive $3,244.24 per share in cash, plus interest thereon for the period commencing January 1, 2000 through and including the closing date at a rate of 8% per annum (the "Common Stock Purchase Price"). As provided in the Merger Agreement, the Common Stock Purchase Price is subject to adjustment in the event any shares of common stock are repurchased by the Company pursuant to stock repurchase rights prior to the Effective Time.

The Merger Agreement further provides that each share of non-voting Class B common stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will become fully vested and will automatically be converted into one share of Class A common stock at the Effective Time in accordance with the terms of the grant thereof and, as such, will thereupon be subject to conversion into the right to receive the Common Stock Purchase Price. In addition, each share of non-voting Series A Preferred Stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will, consistent with the terms of such preferred stock designated in the Company's certificate of incorporation, be converted at the Effective Time into the right to receive $100 per share in cash plus all accrued but unpaid dividends thereon to and including the Effective Time.

Concurrent with the execution of the Merger Agreement, certain stockholders of the Company executed a Stockholder Voting Agreement, dated as of October 5, 1999, pursuant to which, among other things, such stockholders agreed to vote all shares beneficially owned by such persons in favor of the Merger and each of the other transactions contemplated by the Merger Agreement at any meeting of the Company's stockholders in connection with the Merger (or otherwise to consent in writing thereto, as the case may be). A majority of the stockholders of the Company voted to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, at a meeting of the stockholders held on October 5, 1999.

The completion of the Merger, which is expected to close in the first quarter of 2000, is subject to certain conditions, including the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Federal Communications Commission.

4.  Other Assets

Other assets consist of the following (in thousands):

                                                                  September 30         December 31
                                                                      1999                 1998
                                                             ----------------------------------------
        Goodwill/cellular licenses                                     $1,175,479          $1,175,479
        Investments in cellular operations                                 35,531              35,531
        Deferred financing costs                                           35,982              35,563
        Restricted investments                                             29,377              42,972
        Subscriber lists                                                   11,233              11,233
        Accumulated amortization                                          (83,846)            (33,603)
                                                             ----------------------------------------
                                                                       $1,203,756          $1,267,175
                                                             ========================================

Goodwill/cellular licenses represent the excess of purchase price over the fair market value assigned to the net tangible and identifiable intangible assets of the business acquired.

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

     On June 25, 1998, American Cellular acquired PriCellular Corporation ("PriCellular") pursuant to an Agreement and Plan of Merger dated March 6, 1998 (the "PriCellular Merger Agreement") for approximately $1.5 billion (the "PriCellular Merger"). The acquisition was recorded in accordance with the purchase method of accounting. The cost of the acquisition was allocated to the tangible and intangible assets and liabilities assumed based on their respective fair values. PriCellular had been partially owned (6.39%) by a group of investors, which also own 27.2% of American Cellular (the 6.39% is considered the continuing ownership interest). The cost to acquire the continuing ownership interest in the net assets of PriCellular in excess of the predecessor basis ($44.4 million) has been reflected as a reduction of stockholders' equity of American Cellular pursuant to generally accepted accounting principles.

     American Cellular accounted for the PriCellular Merger using purchase accounting. Accordingly, the PriCellular and American Cellular financial statements reflect different bases of accounting and capitalization which can significantly impact depreciation, amortization, interest and related tax expenses. However, for purposes of the following discussion regarding 1999 and 1998 activity, the pre-and post-acquisition financial information has been combined to provide the reader with an indication of the trend of results. Specifically, the results of operations of American Cellular for the nine months ended September 30, 1999 will be compared with the results of operations of American Cellular and PriCellular on a combined basis for the nine months ended September 30, 1998.


Results of Operations of American Cellular

 General

     The results for the current three month period ending September 30, 1999 reflect the continuation of the growth of the Company's operations and subscriber additions. Net subscriber additions from internally generated sales were approximately 23,200 for the three months and 63,400 for the nine months ended September 30, 1999 compared to 19,100 and 49,900 for the same periods of the prior year. The Company ended the current period with approximately 397,900 subscribers resulting in penetration of 8.13% compared to 305,100 and penetration of 6.24% for the same period of the prior year.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which excludes non-recurring charges and gain (loss) on sale of investments in cellular operations, amounted to $53.5 million for the third quarter of 1999 compared to $36.8 million for the same period in 1998. For the current nine month period EBITDA amounted to $126.3 million compared to $90.5 million for the same period in 1998. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. EBITDA is utilized as a measurement of performance within the industry, although it should not be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure, and it should not be considered as an alternative to GAAP-based measures of financial performance.

                                                                                      American
                                                                                      Cellular
                                                                                       Period
                                                                                        from
                                      American        American        American        February
                                      Cellular        Cellular        Cellular        26, 1998      PriCellular     Combined
                                        Three           Three           Nine          (Date of          Six           Nine
                                       Months          Months          Months        Formation)       Months         Months
                                        Ended           Ended           Ended          through         Ended          Ended
                                    September 30,   September 30,   September 30,   September 30,    June 30,     September 30,
                                         1999            1998            1999            1998          1998            1998
                                         ----            ----            ----            ----          ----            ----
Revenues..........................  $      84,705   $      61,105   $     212,069   $      61,105   $    97,530   $     158,635
Cost of cellular service..........         (7,055)         (4,922)        (18,154)         (4,922)       (9,771)        (14,693)
Cost of equipment sold............         (5,111)         (3,246)        (13,128)        ( 3,246)       (5,365)         (8,611)
General and administrative........        (11,387)         (8,974)        (32,565)         (8,974)      (18,010)        (26,984)
Sales and marketing...............         (7,632)         (7,410)        (21,972)         (7,410)      (12,220)        (19,630)
Depreciation and amortization.....        (24,696)        (22,506)        (72,607)        (22,506)      (17,553)        (40,059)
Non-recurring charges.............             --             (76)             --          (4,154)       (4,889)         (9,043)
                                    -------------   -------------   -------------   -------------   -----------   -------------
Operating income..................         28,824          13,971          53,643           9,893        29,722          39,615
Interest income (expense), net....        (26,000)        (28,287)        (77,166)        (30,120)      (37,385)        (67,505)
Gain (loss) on sale of assets.....             --              --              --              --          (133)           (133)
Other income......................             23             250              82             250         1,510           1,760
Provision for income taxes........            (11)             --             (67)             --            --              --
                                    -------------   -------------   -------------   -------------   -----------   -------------
Net income (loss).................  $       2,836   $     (14,066)  $     (23,508)  $     (19,977)  $    (6,286)  $     (26,263)
                                    =============   =============   =============   =============   ===========   =============

Note: Certain reclassifications have been made to the PriCellular Corporation financial statements for the six months ended June 30, 1998 to conform with the American Cellular Corporation classification and disclosure for comparability purposes.

 Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

     Revenues increased from $61.1 million in 1998 (consisting of $27.8 million for subscriber revenue, $19.6 million for roaming revenue, $10.2 million for toll revenue, $1.7 million for equipment sales and $1.8 million for other revenue) to $84.7 million in 1999 (consisting of $31.7 million for subscriber revenue, $34.5 million for roaming revenue, $13.5 million for toll revenue, $2.7 million for equipment sales and $2.3 million for other revenue). The increase represents the continuing growth in the cellular industry impacting both subscriber and roaming revenues, and the effect of improved coverage in the Company's markets as a result of the increase in the number of cell sites in its systems.

     Total costs and expenses increased from $47.1 million in 1998 (consisting of $4.9 million for cost of cellular service, $3.2 million for cost of equipment sales, $9.0 million for general and administrative expense, $7.4 million for sales and marketing expense, $22.5 million for depreciation and amortization expense and $0.1 million for non-recurring charges) to $55.9 million in 1999 (consisting of $7.1 million cost of cellular service, $5.1 million for cost of equipment sales, $11.4 million for general and administrative expense, $7.6 million for sales and marketing expense and $24.7 million for depreciation and amortization expense). The primary factor contributing to the increase in expenses is the growth in the subscriber base and the increase in cellular service minutes provided. Cost of cellular service represents 8.9% of cellular service, roaming and toll revenue in 1999 compared to 8.5% for the same period in 1998. Operating expenses consisting of the cost of cellular service, cost of equipment sold, general and administrative expense and sales and marketing expense decreased as a percent of total revenues from 40.2% for the three months ended September 30, 1998 to 36.8% for the current three month period. This reduction represents cost efficiencies the Company has realized while achieving a 21% increase in growth in net subscriber additions over the same period in 1998 and leveraging of various fixed costs over increased revenues. Depreciation and amortization expense reflects the acquisition of PriCellular by the Company.

     The decrease in net interest expense from $28.3 million for the three months ended September 30, 1998 to $26.0 million for the same period in 1999 is primarily the result of the decrease in marginal interest rates charged by the banks on the Company's credit facility. Other income decreased from $250,000 to $23,000 principally due to amortization of a covenant not to compete that was fully amortized in 1998.

     The provision for income taxes in 1999 relates to current state income tax requirements.


  Nine Months Ended September 30, 1999 Compared with the Combined Nine Months Ended September 30, 1998

     Revenues increased from $158.6 million in 1998 (consisting of $80.0 million for subscriber revenue, $44.7 million for roaming revenue, $22.4 million for toll revenue, $4.6 million for equipment sales and $6.9 million for other revenue) to $212.1 million in 1999 (consisting of $92.4 million for subscriber revenue, $76.0 million for roaming revenue, $30.4 million for toll revenue, $7.1 million for equipment sales and $6.2 million for other revenue). The increase represents the continuing growth in the cellular industry impacting both subscriber and roaming revenues, and the effect of improved coverage in the Company's markets as a result of the increase in the number of cell sites in its systems.

     Total costs and expenses increased from $119.0 million in 1998 (consisting of $14.7 million for cost of cellular service, $8.6 million for cost of equipment sales, $27.0 million for general and administrative expense, $19.6 million for sales and marketing expense, $40.1 million for depreciation and amortization expense and $9.0 million for non-recurring charges) to $158.4 million in 1999 (consisting of $18.1 million cost of cellular service, $13.1 million for cost of equipment sales, $32.6 million for general and administrative expense, $22.0 million for sales and marketing expense and $72.6 million for depreciation and amortization expense). The primary factor contributing to the increase in expenses is the growth in the subscriber base and the increase in cellular service minutes provided. Cost of cellular service represents 9.1% of cellular service, roaming and toll revenue in 1999 compared to 10.0% for the same period in 1998. Operating expenses consisting of the cost of cellular service, cost of equipment, general and administrative expense and sales and marketing expense decreased as a percent of total revenues from 44.1% for the nine months ended September 30, 1998 to 40.5% for the current nine month period. This reduction represents cost efficiencies the Company has realized while achieving a 27% increase in growth in net subscriber additions over the same period in 1998 and leveraging of various fixed costs over increased revenues. Depreciation and amortization expense reflects the acquisition of PriCellular by the Company.

     The increase in net interest expense from $67.5 million for the nine months ended September 30, 1998 to $77.2 million in 1999 is primarily the result of the acquisition of PriCellular by the Company and the related financing. Other income decreased from $1.8 million to $0.1 million principally due to amortization of a covenant not to compete that was fully amortized in 1998.

     The provision for income taxes in 1999 relates to current state income tax requirements.


Liquidity and Capital Resources

 Cash Flows

     As of September 30, 1999, the Company had approximately $49.1 million of cash and cash equivalents and approximately $51.5 million of working capital. Net cash generated by operations was approximately $48.9 million. Cash used in investing activities was approximately $31.4 million, consisting of fixed asset additions of $43.6 million less $12.2 million of net proceeds from the maturity of restricted investments. Cash used in financing activities was approximately $2.4 million consisting of $2.0 million for scheduled repayment of debt and $0.4 million of deferred financing costs.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which excludes non-recurring charges and gain (loss) on sale of investments in cellular operations, amounted to $53.5 million for the three months ended September 30, 1999 compared to $36.8 million for 1998 or an increase of 45%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of

EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company expects to incur net accounting losses for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.


 Liquidity and Capital Requirements

     The Company has long-term debt aggregating approximately $1.2 billion. Substantially all such indebtedness was incurred to pay the consideration to the PriCellular stockholders in the PriCellular Merger, repay the indebtedness of PriCellular, pay the related fees and expenses and purchase the restricted securities.

     The Company has $914 million outstanding under a bank syndicated Credit Facility. The Credit Facility provides the Company up to $1 billion in four tranches ($450 million on Tranche A, $200 million for each Tranche B and C, and up to $150 million on the Revolver Loan). Interest is payable quarterly at the adjusted prime rate plus the applicable margin for each tranche (0.625% for the Revolver and Tranche A, 1.5% for Tranche B and 1.75% for Tranche C) or LIBOR plus the applicable margin for each tranche (1.625% for the Revolver and Tranche A, 2.750% for Tranche B and 2.750% for Tranche C), based on the Company's consolidated leverage ratio. As of September 30, 1999, the interest rates applicable on the tranches of the Credit Facility ranged from approximately 7.225% to 8.35%, yielding a weighted average rate of 7.76%. The Credit Facility contains several financial covenants related to Company's leverage and debt service ratios. The Company is in compliance with the terms of those covenants. Other covenants also contain restrictions on the incurrence of additional debt, the payment of dividends, the incurrence of liens, and payments and transfer of net assets.

     As part of its interest rate management program, the Company utilizes interest swap and collar agreements to hedge variable interest rate risk under the Credit Facility. At September 30, 1999, the Company had interest rate collars with an aggregate notional amount of $656.3 million, effectively fixing the LIBOR rate between 5.38% and 6.00%, expiring in 2001. At September 30, 1999, the Company had an interest rate swap with a notional amount of $98.3 million, effectively fixing the LIBOR rate to 5.84%, expiring in 2001. The fair value of the Company's interest rate agreements is $2.7 million at September 30, 1999 based on the current underlying spot rates.

     As a result of the PriCellular Merger, the Company has significant cash requirements for debt service and expansion and operation of its cellular systems. To meet its liquidity needs, the Company will rely on internally generated funds, borrowings under the Revolver Loan of the Credit Facility, and restricted securities. At September 30, 1999, the Company had $84 million available under the Revolver Loan of the Credit Facility. A portion of the Company's debt bears interest floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

     For fiscal 1999, the Company intends to fund its interest obligations, capital expenditures and working capital requirements with cash flows from operations, borrowings under the Revolver Loan of the Credit Facility and the restricted securities. If the sale of the Company is not consummated, the Company may need to raise additional capital to fund the acquisition and integration of additional cellular systems, in future periods. The Company may raise such funds through bank financings or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such funding, if necessary, or on favorable terms. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations of future periods may be adversely affected.

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

     In the remediation phase, the Company is determining the Year 2000 compliance status of each component of each system identified as a risk during the assessment phase. This process includes contacting each vendor and obtaining representations regarding the Year 2000 compliance of that vendor's products as it impacts the Company's systems. In the event that a product is determined to be non-compliant, the Company is requesting information as to the vendor's procedures to bring the product into compliance. The Company's vendors are at various stages in their Year 2000 compliance programs, and there is no assurance that each vendor will achieve its goals. This phase is approximately 98.8% completed overall and is expected to be 100% completed by November, 1999.

     In the testing phase, the Company is performing its own evaluation of Year 2000 compliance and, to the extent possible, testing each system or component in a forward date environment to insure compliance of the system. Although the Company can verify Year 2000 compliance of its systems in this fashion, the complexity and variability of systems to which the Company interconnects prohibits the testing of the telecommunications network as a whole. For example, the failure of a local power grid or local exchange carrier as a result of a Year 2000 event will adversely affect the performance of the Company's cellular network. This phase is approximately 98.8% completed overall and is expected to be 100% completed by November, 1999.

     The implementation phase involves the deployment of Year 2000 compliant software upgrades and patches into the operating systems, the development of contingency plans and work around procedures for those systems found to be non-compliant and the replacement of non-compliant hardware and software used in administrative support functions. This phase is approximately 98.8% completed overall and is expected to be 100% completed by November, 1999.

     No systems that are considered to be material to the operations and that are not expected to be Year 2000 compliant have been identified. Set forth below is a table of the various systems of the Company and the level of completion of each of the phases of the Company's Year 2000 readiness program with respect to such systems.


                            COMPLIANCE PROGRAM PHASE

       Systems                Assessment             Remediation               Testing          Implementation
       -------                ----------             -----------               -------          --------------
Cellular
Networks.............   100% Completed          96.8% Completed         96.8% Completed         96.8% Completed

                                                Expected                Expected                Expected
                                                Completion Date         Completion Date         Completion Date
                                                November, 1999          November, 1999          November, 1999

Interconnect
Systems..............   100% Completed          99.1% Completed         0% Completed            99.1% Completed

                                                Expected                Expected                Expected
                                                Completion Date         Completion Date         Completion Date
                                                November, 1999          Not Applicable          November, 1999

Information
Management
Systems..............   100% Completed          99.3% Completed         99.3% Completed         99.3% Completed

                                                Expected                Expected                Expected
                                                Completion Date         Completion Date         Completion Date
                                                November, 1999          November, 1999          November, 1999
Other
Administrative
Systems..............   100% Completed          99.9% Completed         99.9% Completed         99.9% Completed

                                                Expected                Expected                Expected
                                                Completion Date         Completion Date         Completion Date
                                                November, 1999          November, 1999          November, 1999


 Costs Related to Year 2000 Compliance

     The Company will utilize internal resources in completing its Year 2000 readiness plan. Company personnel are assigned specific tasks relating to Year 2000 compliance on the basis of technical skill and availability. The Company does not account for the time spent on Year 2000 compliance as a separate item as these costs are not incremental to the operations. The Company has budgeted for software upgrade costs relating to vendor software of approximately $100,000. The Company also anticipates an additional $100,000 required to replace administrative hardware and software that are not Year 2000 compliant. As of October 31, 1999, actual expenditures for these items were approximately $75,000.


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


Uncertainties Associated with Forward Looking Statements

     American Cellular has made in this Report, and from time to time may otherwise make, statements which constitute forward looking statements. These statements include statements regarding the intent, belief, plans or current expectations of the Company, its directors or its officers primarily with respect to the Company's operations and financial performance. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Some of these factors may include: (i) the Company's high degree of leverage and the requirement for significant and sustained growth in the Company's cash flow to meet its debt service requirements; (ii) the Company's limited operating history, the Company's history of net losses and the expectation of future losses; (iii) the Company's prospects in the event of a general economic downturn; (iv) that the Company will be managed by a new team of senior management; (v) that members of the Company's management have other commitments; (vi) competition from the other cellular operator in the Company's clusters or from other technologies; (vii) that new Systems and Systems recently acquired may not perform as expected; (viii) that the telecommunications industry is subject to rapid and significant changes in technology; (ix) that the Company relies upon the registered service mark CELLULAR ONE(R) to market the services of its non-wireline systems; (x) that there is potential for adverse regulatory change and the need for renewal of cellular licenses; (xi) fluctuations in market value of licenses; (xii) equipment failure or natural disaster; (xiii) concerns about RF emissions; (xiv) the costs associated with the unauthorized use of the Company's network; (xv) that the Indenture governing the Notes imposes significant operating and financial restrictions on the Company; (xvi) the potential effect of the pending acquisition of the Company or the failure of such acquisition to occur; and
(xvii) the potential effect of Year 2000 computer issues.

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

          None.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held a special meeting of stockholders on October 5, 1999 (the "Special Meeting"). At such Special Meeting, the following matters were submitted to the stockholders for approval: (1) the acquisition of the Company by a newly-formed joint venture of Dobson Communications Corporation and AT&T Wireless Systems, Inc. pursuant to an Agreement and the Plan of Merger, dated as of October 5, 1999 (the "Merger Agreement"), and the transactions contemplated thereby, and (2) the payments and benefits, including the acceleration of the timing of such payments, to executive officers and other employees holding shares of Class B common stock of the Company to be made or which could be made in connection with the transactions contemplated by the Merger Agreement in accordance with Section 280G of the Internal Revenue Code of 1986, as amended (the "Executive Payments"). With respect to the approval of proposed acquisition of the Company pursuant to the Merger Agreement and the transactions contemplated by the Merger Agreement, 250,386 shares were in favor, 357 shares abstained and 3,929 shares were absent. With respect to the approval of the Executive Payments, 243,214 shares were in favor, 7,529 shares abstained and 3,929 shares were absent.


Item 5.   OTHER INFORMATION

          On October 5, 1999, the Company entered into the Merger Agreement pursuant to which a newly-formed joint venture of Dobson Communications Corporation and AT&T Wireless Systems, Inc. will, subject to the terms and conditions set forth in the Merger Agreement, acquire the Company by merging a wholly-owned subsidiary of the joint venture with and into the Company (the "Merger"). Pursuant to the Merger Agreement, each share of Class A common stock, par value $.01 per share, of the Company will, at the effective time of the Merger (the "Effective Time"), be converted into the right to receive $3,244.24 per share in cash, plus interest thereon for the period commencing January 1, 2000 through and including the closing date at a rate of 8% per annum (the "Common Stock Purchase Price"). As provided in the Merger Agreement, the Common Stock Purchase Price is subject to adjustment in the event any shares of common stock are repurchased by the Company pursuant to stock repurchase rights prior to the Effective Time.

          The Merger Agreement further provides that each share of non-voting Class B common stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will become fully vested and will automatically be converted into one share of Class A common stock at the Effective Time in accordance with the terms of the grant thereof and, as such, will thereupon be subject to conversion into the right to receive the Common Stock Purchase Price. In addition, each share of non-voting Series A Preferred Stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will, consistent with the terms of such preferred stock designated in the Company's certificate of incorporation, be converted at the Effective Time into the right to receive $100 per share in cash plus all accrued but unpaid dividends thereon to and including the Effective Time.

          Concurrent with the execution of the Merger Agreement, certain stockholders of the Company executed a Stockholder Voting Agreement, dated as of October 5, 1999, pursuant to which, among other things, such stockholders agreed to vote all shares beneficially owned by such persons in favor of the Merger and each of the other transactions contemplated by the Merger Agreement at any meeting of the Company's stockholders in connection with the Merger (or otherwise to consent in writing thereto, as the case may be). A majority of the stockholders of the Company voted to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, at the Special Meeting.

          The completion of the Merger, which is expected to close in the first quarter of 2000, is subject to certain conditions, including the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Federal Communications Commission. There can be no assurance that the Merger will be consummated.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

          The exhibits to this Report are listed on the Exhibit Index included elsewhere herein.

          (b) Reports on Form 8-K:

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN CELLULAR CORPORATION
                                        Registrant




                                        By:   /s/ John Fujii
                                            --------------------------------
                                                  John Fujii
                                            Chief Executive Officer


                                        By:   /s/ James J. Walter, Jr
                                            --------------------------------
                                                  James J. Walter, Jr.
                                            Vice President of Finance,
                                            Chief Financial Officer
                                                  and Secretary


Dated: November 15, 1999

                                 EXHIBIT INDEX


    Exhibit
      No.                                      Description
    -------                                    -----------

      9.1 Form of Stockholder Voting Agreement dated as of October 5, 1999 by and among American Cellular Corporation, ACC Acquisition LLC, ACC Acquisition Co. and the stockholders party thereto.

     10.1 Agreement and Plan of Merger dated as of October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.

     10.2 Form of Termination Agreement dated as of October 5, 1999 by and among American Cellular Corporation and the stockholders party thereto.

     27.1         Financial Data Schedule for the nine months ended September
                  30, 1999.