Form 10-Q/A
period 1999-09-30
AMERICAN CELLULAR CORP /DE/
filed 1999-12-14
CIK 1067075

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  Form 10-Q/A

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission file number: 333-60639

                               ----------------

                         AMERICAN CELLULAR CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                22-3043811
 (State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

                      1375 East Woodfield Road, Suite 700
                          Schaumburg, Illinois 60173
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (847) 995-8770

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, of the Company outstanding as of December 14, 1999 was approximately 254,672 and 14,715, respectively. There is no trading market for the Common Stock of the Company.

                               EXPLANATORY NOTE

   This Form 10-Q/A for the quarterly period ended September 30, 1999 amends and restates in its entirety the Company's Form 10-Q for the quarterly period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999. This Form 10-Q/A is being filed to reflect the deferred tax provision and related liability as of September 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
 Item 1. Financial Information

         Condensed Consolidated Balance Sheets--September 30, 1999
         and December 31, 1998.......................................       1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended September 30, 1999 and 1998, and the Nine
         Months Ended September 30, 1999 and the Period from February
         26, 1998 (Date of Formation) to September 30, 1998..........       2

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and the Period from February
         26, 1998 (Date of Formation) to September 30, 1998..... ....       3

         Notes to Condensed Consolidated Financial Statements........       4

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       6



                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...........................................      14

 Item 2. Changes in Securities and Use of Proceeds...................      14

 Item 3. Defaults Upon Senior Securities.............................      14

 Item 4. Submission of Matters to a Vote of Security Holders.........      14

 Item 5. Other Information...........................................      14

 Item 6. Exhibits and Reports on Form 8-K............................      15

                         PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $   43,330    $   34,015
  Restricted short-term investments.................      27,729        26,550
  Accounts receivable, net of allowance for doubtful
   accounts of $1,062 in 1999 and $2,084 in 1998....      39,367        26,494
  Inventories.......................................       4,117         2,005
  Prepaids and other current assets.................       2,128         1,569
                                                      ----------    ----------
    Total current assets............................     116,671        90,633
Cellular facilities, equipment, and other, net......     177,703       159,792
Other assets........................................   1,203,756     1,267,175
                                                      ----------    ----------
    Total assets....................................  $1,498,130    $1,517,600
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................  $    4,000    $    3,000
  Accounts payable..................................       5,457         6,022
  Interest payable..................................      28,359        22,061
  Accrued operating expenses........................      12,407        16,620
  Income and other taxes payable....................       7,679         3,398
  Deferred revenue..................................       5,926         6,170
  Other current liabilities.........................       1,307           989
                                                      ----------    ----------
    Total current liabilities.......................      65,135        58,260
Long-term debt......................................   1,193,134     1,195,971
Deferred income taxes...............................       3,977           --

Stockholders' equity:
  Series A cumulative redeemable preferred stock,
   $0.01 par value, $100 liquidation value, net of
   $2,000 notes receivable from stockholders;
   authorized 5,000,000 shares; 3,250,000 shares
   issued and outstanding, including $53,862 in 1999
   and $21,375 in 1998 of accrued dividends.........     376,862       344,375
Common stock, $0.01 par:
  Class A: Authorized 475,000 shares; issued and
   outstanding 254,672 shares.......................           3             3
  Class B: Authorized 25,000 shares; 15,315 shares
   issued and 14,715 shares outstanding at September
   30, 1999 and 19,687 shares issued and 19,387
   outstanding at December 31, 1998.................         --            --
  Additional paid-in capital........................      25,191        25,191
  Accumulated deficit...............................    (166,172)     (106,200)
                                                      ----------    ----------
    Total stockholders' equity......................     235,884       263,369
                                                      ----------    ----------
    Total liabilities and stockholders' equity......  $1,498,130    $1,517,600
                                                      ==========    ==========

           See notes to condensed consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)

                          Three Months  Three Months   Nine Months   February 26, 1998
                              Ended         Ended         Ended     (date of formation)
                          September 30, September 30, September 30,  to September 30,
                              1999          1998          1999             1998
                          ------------- ------------- ------------- -------------------
Revenues
Subscriber revenues.....    $ 31,658      $ 27,828      $ 92,346         $ 27,828
Roaming revenues........      34,480        19,592        75,989           19,592
Toll revenues...........      13,494        10,163        30,409           10,163
Equipment sales.........       2,725         1,682         7,087            1,682
Other...................       2,348         1,840         6,238            1,840
                            --------      --------      --------         --------
  Total revenues........      84,705        61,105       212,069           61,105

Costs and expenses
Cost of cellular
 service................       7,055         4,922        18,154            4,922
Cost of equipment sold..       5,111         3,246        13,128            3,246
General and
 administrative.........      11,387         8,974        32,565            8,974
Sales and marketing.....       7,632         7,410        21,972            7,410
Depreciation and
 amortization...........      24,696        22,506        72,607           22,506
Non-recurring charges...         --             76           --             4,154
                            --------      --------      --------         --------
  Total costs and
   expenses.............      55,881        47,134       158,426           51,212
                            --------      --------      --------         --------
Operating income........      28,824        13,971        53,643            9,893

Other income (expense)
Interest expense........     (27,121)      (29,875)      (80,620)         (33,864)
Interest income.........       1,121         1,588         3,454            3,744
Other income, net.......          23           250            82              250
                            --------      --------      --------         --------
                             (25,977)      (28,037)      (77,084)         (29,870)
                            --------      --------      --------         --------
Income (loss) before
 provision for income
 taxes..................       2,847       (14,066)      (23,441)         (19,977)
Provision for income
 taxes..................      (3,988)          --         (4,044)             --
                            --------      --------      --------         --------
Net loss................    $ (1,141)     $(14,066)     $(27,485)        $(19,977)
                            ========      ========      ========         ========

           See notes to condensed consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                               Nine Months   February 26, 1998
                                                  Ended     (date of formation)
                                              September 30,  to September 30,
                                                  1999             1998
                                              ------------- -------------------
Operating activities
Net loss....................................    $(27,485)       $   (20,352)
Adjustment to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization expense.....      72,607             22,881
  Amortization of deferred financing costs..       3,306              2,264
  Deferred income tax expense...............       3,977                --
  Accretion of discount on Senior Notes.....         163                 88
  Amortization of premium on restricted
   investments..............................         229                199
  Change in working capital components:
    Accounts receivable.....................     (12,873)            (3,642)
    Inventories.............................      (2,112)              (492)
    Prepaids and other current assets.......        (559)                (1)
    Accounts payable........................        (565)            (1,351)
    Interest payable........................       6,298             28,175
    Accrued operating expenses..............      (4,213)             4,005
    Income and other taxes payable..........       4,281                298
    Deferred revenue........................        (244)             1,084
    Other current liabilities...............         318                399
                                                --------        -----------
      Net cash provided by operating
       activities...........................      43,128             33,555

Investing activities
Acquisition of cellular operations, net of
 cash acquired..............................         --          (1,418,272)
Purchase of fixed assets....................     (43,581)            (6,457)
Change in restricted investments, net.......      12,187            (82,612)
                                                --------        -----------
      Net cash used in investing
       activities...........................     (31,394)        (1,507,341)

Financing activities
  Proceeds from sale of preferred and common
   stock....................................         --             348,186
  Proceeds from issuance of Senior Notes....         --             282,834
  Borrowings against (repayments of) credit
   facility.................................      (2,000)           916,000
  Deferred financing costs..................        (419)           (36,192)
                                                --------        -----------
      Net cash provided by (used in)
       financing activities.................      (2,419)         1,510,828
                                                --------        -----------
Increase in cash and cash equivalents.......       9,315             37,042
  Cash and cash equivalents at beginning of
   period...................................      34,015                --
                                                --------        -----------
  Cash and cash equivalents at end of
   period...................................    $ 43,330        $    37,042
                                                ========        ===========

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

2. Reclassifications

   Certain items have been reclassified in the 1998 consolidated financial statements to conform to the current presentation.

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

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

4. Other Assets

   Other assets consist of the following (in thousands):

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
   Goodwill/cellular licenses........................  $1,175,479    $1,175,479
   Investments in cellular operations................      35,531        35,531
   Deferred financing costs..........................      35,982        35,563
   Restricted investments............................      29,377        42,972
   Subscriber lists..................................      11,233        11,233
   Accumulated amortization..........................     (83,846)      (33,603)
                                                       ----------    ----------
                                                       $1,203,756    $1,267,175
                                                       ==========    ==========

   Goodwill/cellular licenses represent the excess of purchase price over the fair market value assigned to the net tangible and identifiable intangible assets of the business acquired.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The following is a discussion and analysis of the historical results of operations and financial condition of American Cellular Corporation ("American Cellular" or the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's financial statements, including the notes thereto, included in this Amended Quarterly Report on Form 10-Q/A (the "Report").

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

                                                                      American
                                                                      Cellular
                                                                     Period from
                            American      American      American    February 26,
                            Cellular      Cellular      Cellular    1998 (Date of PriCellular   Combined
                          Three Months  Three Months   Nine Months   Formation)   Six Months   Nine Months
                              Ended         Ended         Ended        through       Ended        Ended
                          September 30, September 30, September 30, September 30,  June 30,   September 30,
                              1999          1998          1999          1998         1998         1998
                          ------------- ------------- ------------- ------------- ----------- -------------
Revenues................    $ 84,705      $ 61,105      $212,069      $ 61,105     $ 97,530     $158,635
Cost of cellular
 service................      (7,055)       (4,922)      (18,154)       (4,922)      (9,771)     (14,693)
Cost of equipment sold..      (5,111)       (3,246)      (13,128)       (3,246)      (5,365)      (8,611)
General and
 administrative.........     (11,387)       (8,974)      (32,565)       (8,974)     (18,010)     (26,984)
Sales and marketing.....      (7,632)       (7,410)      (21,972)       (7,410)     (12,220)     (19,630)
Depreciation and
 amortization...........     (24,696)      (22,506)      (72,607)      (22,506)     (17,553)     (40,059)
Non-recurring charges...         --            (76)          --         (4,154)      (4,889)      (9,043)
                            --------      --------      --------      --------     --------     --------
Operating income........      28,824        13,971        53,643         9,893       29,722       39,615
Interest income
 (expense), net.........     (26,000)      (28,287)      (77,166)      (30,120)     (37,385)     (67,505)
Gain (loss) on sale of
 assets.................         --            --            --            --          (133)        (133)
Other income............          23           250            82           250        1,510        1,760
Provision for income
 taxes..................      (3,988)          --         (4,044)          --           --           --
                            --------      --------      --------      --------     --------     --------
Net loss................    $ (1,141)     $(14,066)     $(27,485)     $(19,977)    $ (6,286)    $(26,263)
                            ========      ========      ========      ========     ========     ========

--------
Note: Certain reclassifications have been made to the PriCellular Corporation financial statements for the six months ended June 30, 1998 to conform with the American Cellular Corporation classification and disclosure for comparability purposes.

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

   The provision for income taxes in 1999 relates to current state income tax requirements and an interim deferred tax provision of $4.0 million related to the utilization of preacquisition net operating loss carryforwards. Utilization of such preacquisition tax benefits has not resulted in a reduction to goodwill in accordance with SFAS No. 109, "Accounting for Income Taxes" because the Company expects taxable losses for the fourth quarter that will offset these amounts. Rather, the liability associated with this provision has been reflected as part of deferred taxes.

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

   The provision for income taxes in 1999 relates to current state income tax requirements and an interim deferred tax provision of $4.0 million related to the utilization of preacquisition net operating loss carryforwards. Utilization of such preacquisition tax benefits has not resulted in a reduction to goodwill in accordance with SFAS No. 109, "Accounting for Income Taxes" because the Company expects taxable losses for the fourth quarter that will offset these amounts. Rather, the liability associated with this provision has been reflected as part of deferred taxes.

Liquidity and Capital Resources

 Cash Flows

   As of September 30, 1999, the Company had approximately $43.3 million of cash and cash equivalents and approximately $51.5 million of working capital. Net cash generated by operations was approximately $43.1 million. Cash used in investing activities was approximately $31.4 million, consisting of fixed asset additions of $43.6 million less $12.2 million of net proceeds from the maturity of restricted investments. Cash used in financing activities was approximately $2.4 million consisting of $2.0 million for scheduled repayment of debt and $0.4 million of deferred financing costs.

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

                           COMPLIANCE PROGRAM PHASE

Systems                    Assessment     Remediation       Testing     Implementation
-------                    ----------     -----------       -------     --------------
Cellular Networks....... 100% Completed 96.8% Completed 96.8% Completed 96.8% Completed

                                        Expected        Expected        Expected
                                        Completion Date Completion Date Completion Date
                                        November, 1999  November, 1999  November, 1999

Interconnect Systems.... 100% Completed 99.1% Completed 0% Completed    99.1% Completed

                                        Expected        Expected        Expected
                                        Completion Date                 Completion Date
                                        November, 1999  Not Applicable  November, 1999

Information Management
 Systems................ 100% Completed 99.3% Completed 99.3% Completed 99.3% Completed

                                        Expected        Expected        Expected
                                        Completion Date Completion Date Completion Date
                                        November, 1999  November, 1999  November, 1999

Other Administrative
 Systems................ 100% Completed 99.9% Completed 99.9% Completed 99.9% Completed

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

                                          American Cellular Corporation
                                          Registrant

                                               /s/ James J. Walter, Jr.
                                          By: _________________________________
                                                  James J. Walter, Jr.
                                               Vice President of Finance,
                                               Chief Financial Officer and
                                                        Secretary

Dated: December 14, 1999

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  9.1    Form of Stockholder Voting Agreement dated as of October 5, 1999 by and among American Cellular Corporation, ACC Acquisition LLC, ACC
         Acquisition Co. and the stockholders party thereto.*

 10.1    Agreement and Plan of Merger dated as of October 5, 1999 among ACC
         Acquisition LLC, ACC Acquisition Co. and American Cellular
         Corporation.*

 10.2 Form of Termination Agreement dated as of October 5, 1999 by and among American Cellular Corporation and the stockholders party thereto.*

 27.1    Amended Financial Data Schedule for the nine months ended September
         30, 1999.

--------
*  Filed Previously.