Form 10-Q/A
period 1999-09-30
AMERICAN CELLULAR CORP /DE/
filed 2000-01-12
CIK 1067075

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

                                Amendment No. 2

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, of the Company outstanding as of January 12, 2000 was approximately 254,819 and 14,568, respectively. There is no trading market for the Common Stock of the Company.

                               EXPLANATORY NOTE

   This Amendment No. 2 to the Quarterly Report on Form 10-Q of the Company amends and restates in its entirety the Company's Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, as amended by Amendment No. 1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on December 14, 1999. This Amendment No. 2 is being filed to reflect adjustments to the Statement of Cash Flows for the period from February 26, 1998 (Date of Formation) to September 30, 1998.

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

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                               Nine Months   February 26, 1998
                                                  Ended     (date of formation)
                                              September 30,  to September 30,
                                                  1999             1998
                                              ------------- -------------------
Operating activities
Net loss....................................    $(27,485)       $   (19,977)
Adjustment to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization expense.....      72,607             22,506
  Amortization of deferred financing costs..       3,306              2,264
  Deferred income tax expense...............       3,977                --
  Accretion of discount on Senior Notes.....         163                 88
  Amortization of premium on restricted
   investments..............................         229                199
  Change in working capital components:
    Accounts receivable.....................     (12,873)            (3,642)
    Inventories.............................      (2,112)              (492)
    Prepaids and other current assets.......        (559)                (1)
    Accounts payable........................        (565)            (1,351)
    Interest payable........................       6,298             28,175
    Accrued operating expenses..............      (4,213)             4,005
    Income and other taxes payable..........       4,281                298
    Deferred revenue........................        (244)             1,084
    Other current liabilities...............         318                399
                                                --------        -----------
      Net cash provided by operating
       activities...........................      43,128             33,555

Investing activities
Acquisition of cellular operations, net of
 cash acquired..............................         --          (1,418,741)
Purchase of fixed assets....................     (43,581)            (6,625)
Change in restricted investments, net.......      12,187            (82,612)
                                                --------        -----------
      Net cash used in investing
       activities...........................     (31,394)        (1,507,978)

Financing activities
  Proceeds from sale of preferred and common
   stock....................................         --             348,194
  Proceeds from issuance of Senior Notes....         --             282,834
  Borrowings against (repayments of) credit
   facility.................................      (2,000)           916,000
  Deferred financing costs..................        (419)           (35,563)
                                                --------        -----------
      Net cash provided by (used in)
       financing activities.................      (2,419)         1,511,465
                                                --------        -----------
Increase in cash and cash equivalents.......       9,315             37,042
  Cash and cash equivalents at beginning of
   period...................................      34,015                --
                                                --------        -----------
  Cash and cash equivalents at end of
   period...................................    $ 43,330        $    37,042
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The following is a discussion and analysis of the historical results of operations and financial condition of American Cellular Corporation ("American Cellular" or the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's financial statements, including the notes thereto, included in this Amendment No. 2 to the Quarterly Report on Form 10-Q (the "Report").

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

Dated: January 12, 2000

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

 10.1    Agreement and Plan of Merger dated as of October 5, 1999 among ACC
         Acquisition LLC, ACC Acquisition Co. and American Cellular
         Corporation.*

 10.2 Form of Termination Agreement dated as of October 5, 1999 by and among American Cellular Corporation and the stockholders party thereto.*

 27.1    Amended Financial Data Schedule for the nine months ended September
         30, 1999.*

--------
*  Filed Previously.