Form 10-Q
period 2001-09-30
AMERICAN CELLULAR CORP /DE/
filed 2001-11-14
CIK 1067075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

          14201 WIRELESS WAY                                  73134
        OKLAHOMA CITY, OKLAHOMA                             (Zip Code)
    (Address of principal executive
               offices)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 5, 2001, there were 100 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                        PAGE
        ITEM                                                                          --------
       NUMBER
---------------------
                                PART I. FINANCIAL INFORMATION

  1                     Condensed Consolidated Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets as of September 30,
                          2001 and
                          December 31, 2000.........................................      3
                        Condensed Consolidated Statements of Operations for the
                          Three and Nine Months Ended September 30, 2001, the Three
                          Months Ended September 30, 2000, and from the period of
                          inception (February 25, 2000) through September 30,
                          2000......................................................      4
                        Condensed Consolidated Statement of Comprehensive Loss and
                          Stockholder's Equity for the Nine Months Ended September
                          30, 2001..................................................      5
                        Condensed Consolidated Statements of Cash Flows for the Nine
                          Months Ended September 30, 2001 and for the period from
                          inception (February 25, 2000) through September 30,
                          2000......................................................      6
                        Notes to Condensed Consolidated Financial Statements........      7
  2                     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     11
  3                     Quantitative and Qualitative Disclosure about Market Risk...     19

                                  PART II. OTHER INFORMATION
  1                     Legal Proceedings...........................................     20
  2                     Changes in Securities and Use of Proceeds...................     20
  3                     Defaults Upon Senior Securities.............................     20
  4                     Submission of Matters to a Vote of Security Holders.........     20
  5                     Other Information...........................................     20
  6                     Exhibits and Reports on Form 8-K............................     20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2001             2000
                                                              --------------   --------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   10,164,701   $   15,123,142
  Restricted cash and investments...........................      72,097,547               --
  Accounts receivable, net..................................      58,663,871       48,208,271
  Inventory.................................................       8,476,594        8,372,549
  Other current assets......................................       9,198,949        8,578,882
                                                              --------------   --------------
    Total current assets....................................     158,601,662       80,282,844
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     217,808,778      192,986,089
                                                              --------------   --------------
OTHER ASSETS:
  Restricted investments....................................      63,549,176               --
  Wireless license acquisition costs, net...................   1,120,481,653    1,149,419,497
  Goodwill, net.............................................   1,151,375,187    1,195,251,171
  Customer list, net........................................      34,055,518       41,555,518
  Deferred costs and other, net.............................      45,132,680       30,607,705
                                                              --------------   --------------
    Total other assets......................................   2,414,594,214    2,416,833,891
                                                              --------------   --------------
      Total assets..........................................  $2,791,004,654   $2,690,102,824
                                                              ==============   ==============
                            LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   22,266,832   $   30,100,531
  Accounts payable-affiliates...............................      21,896,671       11,805,894
  Accrued expenses..........................................      58,479,708       26,800,910
  Deferred revenue and customer deposits....................      11,504,954       10,007,706
  Current portion of long-term debt.........................      41,034,560       27,465,000
                                                              --------------   --------------
    Total current liabilities...............................     155,182,725      106,180,041
                                                              --------------   --------------
OTHER LIABILITIES:
  Payables-affiliates.......................................              --        9,193,025
  Long-term debt, net of current portion....................   1,784,209,331    1,650,535,000
  Deferred tax liabilities..................................     209,018,713      258,438,146
  Other non-current liabilities.............................      29,204,436               --
  Preferred stock...........................................      35,000,000               --
STOCKHOLDER'S EQUITY:
  Class A Common Stock, $.01 par value, 475,000 shares
    authorized and 100 shares issued and outstanding at
    September 30, 2001 and December 31, 2000................               1                1
  Paid-in capital...........................................     797,827,564      764,999,999
  Retained deficit..........................................    (201,915,454)     (99,243,388)
  Accumulated comprehensive loss, net of income tax benefit
    of $11,681,774..........................................     (17,522,662)              --
                                                              --------------   --------------
    Total stockholder's equity..............................     578,389,449      665,756,612
                                                              --------------   --------------
      Total liabilities and stockholder's equity............  $2,791,004,654   $2,690,102,824
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

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                       FOR THE PERIOD
                                          THREE MONTHS                                 FROM INCEPTION
                                       ENDED SEPTEMBER 30,       NINE MONTHS ENDED   (FEBRUARY 25, 2000)
                                   ---------------------------     SEPTEMBER 30,           THROUGH
                                       2001           2000             2001          SEPTEMBER 30, 2000
                                   ------------   ------------   -----------------   -------------------
OPERATING REVENUES:
  Service revenue................  $ 75,041,467   $ 58,954,149     $ 207,171,232        $129,477,666
  Roaming revenue................    45,092,208     46,826,564       115,277,328          97,713,235
  Equipment and other revenue....     4,819,087      4,726,547        14,182,035          10,940,787
                                   ------------   ------------     -------------        ------------
    Total operating revenues.....   124,952,762    110,507,260       336,630,595         238,131,688
                                   ------------   ------------     -------------        ------------
OPERATING EXPENSES:
  Cost of service................    29,779,141     21,798,063        81,687,059          43,493,835
  Cost of equipment..............     9,290,531      8,430,993        31,261,291          16,517,463
  Marketing and selling..........    15,379,197     11,601,822        44,468,609          23,249,754
  General and administrative.....    17,039,577     11,103,872        47,579,720          26,930,219
  Depreciation and
    amortization.................    48,832,917     45,039,208       141,873,116         108,209,675
                                   ------------   ------------     -------------        ------------
    Total operating expenses.....   120,321,363     97,973,958       346,869,795         218,400,946
                                   ------------   ------------     -------------        ------------
OPERATING INCOME (LOSS)..........     4,631,399     12,533,302       (10,239,200)         19,730,742
OTHER INCOME (EXPENSE):
  Interest expense...............   (45,348,308)   (43,829,081)     (131,002,844)        (96,848,840)
  Other income, net..............       672,890        104,265         2,478,063             518,150
                                   ------------   ------------     -------------        ------------
LOSS BEFORE INCOME TAXES.........   (40,044,019)   (31,191,514)     (138,763,981)        (76,599,948)
INCOME TAX BENEFIT...............     9,768,782      6,237,644        36,966,915          15,726,865
                                   ------------   ------------     -------------        ------------
NET LOSS.........................   (30,275,237)   (24,953,870)     (101,797,066)        (60,873,083)
DIVIDENDS ON PREFERRED STOCK.....      (875,000)            --          (875,000)                 --
                                   ------------   ------------     -------------        ------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDER....................  $(31,150,237)  $(24,953,870)    $(102,672,066)       $(60,873,083)
                                   ------------   ------------     -------------        ------------
BASIC NET LOSS APPLICABLE TO THE
  COMMON STOCKHOLDER PER COMMON
  SHARE..........................  $   (311,502)  $   (249,539)    $  (1,026,721)       $   (608,731)
                                   ============   ============     =============        ============
BASIC WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING.............           100            100               100                 100
                                   ============   ============     =============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                  COMPREHENSIVE LOSS AND STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                              COMPREHENSIVE
                                  LOSS                                       STOCKHOLDER'S EQUITY
                              -------------   ----------------------------------------------------------------------------------
                                                    CLASS A
                                                 COMMON STOCK                                       ACCUMULATED        TOTAL
                                              -------------------     PAID-IN        RETAINED      COMPREHENSIVE   STOCKHOLDER'S
                                               SHARES     AMOUNT      CAPITAL         DEFICIT          LOSS           EQUITY
                                              --------   --------   ------------   -------------   -------------   -------------
December 31, 2000...........                    100        $  1     $764,999,999   $ (99,243,388)  $         --    $ 665,756,612
  Net loss..................  $(101,797,066)     --          --               --    (101,797,066)            --     (101,797,066)
  Capital contribution......            --       --          --       32,827,565              --             --       32,827,565
  Preferred Stock
    dividends...............            --       --          --               --        (875,000)            --         (875,000)
  Transition adjustment for
    implementation of SFAS
    133, net of tax.........    (9,510,365)      --          --               --              --     (9,510,365)      (9,510,365)
  Loss on hedge
    transactions, net of
    tax.....................    (8,012,297)      --          --               --              --     (8,012,297)      (8,012,297)
                              -------------     ---        ----     ------------   -------------   ------------    -------------
September 30, 2001..........  $(119,319,728)    100        $  1     $797,827,564   $(201,915,454)  $(17,522,662)   $ 578,389,449
                              =============     ===        ====     ============   =============   ============    =============

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  FOR THE PERIOD
                                                               NINE MONTHS        FROM INCEPTION
                                                                  ENDED        (FEBRUARY 25, 2000)
                                                              SEPTEMBER 30,          THROUGH
                                                                   2001         SEPTEMBER 30, 2000
                                                              --------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(101,797,066)       $(60,873,083)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    141,873,116         108,209,675
    Amortization of bond discount and financing cost........      4,064,724           2,235,534
    Deferred income taxes and investment tax credits, net...    (37,737,659)        (18,993,423)
    Loss on sale of assets..................................        456,996                  --
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (10,455,600)         (6,617,928)
    Other current assets....................................     (3,178,898)         (4,142,359)
    Accounts payable........................................        386,710          39,426,336
    Accrued expenses........................................     30,803,798           6,923,581
    Deferred revenue and customer deposits..................      1,497,248           2,929,479
                                                              -------------        ------------
      Net cash provided by operating activities.............     25,913,369          69,097,812
                                                              -------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures....................................    (66,282,826)        (41,897,578)
    Increase in receivable-affiliate........................             --          (4,619,523)
    Decrease in payables-affiliate..........................     (9,193,025)                 --
    Proceeds from sale of assets............................         67,578                  --
    Other investing activities..............................     (2,452,770)           (185,690)
                                                              -------------        ------------
      Net cash used in investing activities.................    (77,861,043)        (46,702,791)
                                                              -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt............................    163,000,000          69,000,000
    Repayments of long-term debt............................   (709,074,169)        (78,000,000)
    Proceeds from senior subordinated notes.................    693,020,500                  --
    Issuance of preferred stock.............................     35,000,000                  --
    Deferred financing costs................................    (18,178,943)                 --
    Capital contribution....................................     16,413,782                  --
    Purchase of restricted investments......................   (133,191,937)                 --
                                                              -------------        ------------
      Net cash provided by (used in) financing activities...     46,989,233          (9,000,000)
                                                              -------------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (4,958,441)         13,395,021
CASH AND CASH EQUIVALENTS, beginning of period..............     15,123,142          25,413,377
                                                              -------------        ------------
CASH AND CASH EQUIVALENTS, end of period....................  $  10,164,701        $ 38,808,398
                                                              =============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for--
      Interest, net of amounts capitalized..................  $ 100,246,161        $ 82,894,855
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Capital contribution of PCS licenses and certain other
      assets................................................  $  16,413,783        $         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The condensed consolidated balance sheets of American Cellular Corporation ("ACC") and subsidiaries (collectively with ACC, "the Company") as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001, for the three months ended September 30, 2000, and for the period from inception (February 25, 2000) through September 30, 2000, the condensed consolidated statement of comprehensive loss and stockholder's equity for the nine months ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and for the period from inception (February 25, 2000) through September 30, 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

1. ORGANIZATION

    American Cellular Corporation was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, the Company was acquired by ACC Acquisition LLC, an equally owned joint venture between Dobson Communications Corporation and AT&T Wireless Services, Inc. ("the Joint Venture"). Therefore, the financial statements and the related notes presented here for 2000, are for the period from the acquisition date
(February 25, 2000) through September 30, 2000.

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

Current assets..............................................  $   63,606,606
Property, plant and equipment...............................     174,511,971
Wireless license costs......................................   1,200,089,119
Customer list...............................................      50,000,000
Goodwill....................................................   1,248,454,988
Other assets................................................      33,898,836
Current liabilities.........................................     (48,778,143)
Deferred tax liabilities....................................    (281,783,377)
                                                              --------------
                                                              $2,440,000,000
                                                              ==============

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                              SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                              ------------------   -----------------
Revolving credit facilities.................    $1,131,925,831      $1,678,000,000
Senior Subordinated Notes, net..............       693,318,060                  --
                                                --------------      --------------
  Total debt................................     1,825,243,891       1,678,000,000
Less--Current maturities....................        41,034,560          27,465,000
                                                --------------      --------------
  Total long-term debt......................    $1,784,209,331      $1,650,535,000
                                                ==============      ==============

REVOLVING CREDIT FACILITIES

    On February 25, 2000, the Company obtained a $1.75 billion credit facility, to retire existing debt and complete the acquisition of the Company by the Joint Venture. The Company's credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula, an has ranged in total between 6.1% and 10.1% since inception (total weighted average interest of 7.6% for the nine months ended September 30, 2001.)

    On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009 (described below), to reduce its credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and the Company's credit facility was reduced to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment to the credit facility, which modifies certain financial covenants. As of September 30, 2001, the Company had approximately $78.1 million of credit availability.

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

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. LONG-TERM DEBT (CONTINUED)
INTEREST RATE HEDGES

    The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate was effectively fixed at a rate of 7.3%. This agreement expired on June 4, 2001 and the second interest rate hedge contract became effective at that time. The second hedge contract expires June 30, 2002, and sets the interest rate on $1.03 billion of debt at a rate of 6.7%.

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

5. STOCKHOLDER'S EQUITY

    On June 29, 2001, the Company received $35.0 million from one of its principal owners, Dobson Communications, for the purchase of 35,000 shares of its Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to cumulative annual dividends on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series A Preferred Stock. Completion of this transaction is subject to approval by the Company's Board of Directors.

    On January 18, 2001, the Company received a $32.8 million capital contribution from its shareholder. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

    On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $9.5 million relating to its outstanding interest rate hedges, thus decreasing the Company's total equity. As of September 30, 2001, this total liability was $17.5 million.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at

                 AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company has not yet determined the effect these new accounting standards may have on its results of operations, financial position and cash flow. The Company will be required to implement these standards effective January 1, 2002.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company is currently assessing the impact of this standard on its results of operations, financial position and cash flows. In addition, the Company is considering early adoption of this standard, thus, requiring the Company to restate all of its 2001 financial statements accordingly. However, if the Company decides not to early adopt this standard, the Company will be required to implement this standard effective January 1, 2002.

7. SUBSEQUENT EVENTS

    On October 30, 2001, two of the Company's wholly-owned, indirect subsidiaries, entered into a definitive agreement with Verizon Wireless to sell the Tennessee 4 RSA for a total of $202 million. The Tennessee 4 RSA covers a total population of 290,800. Proceeds from this sale will primarily be used to pay down bank debt under the credit facility. This transaction is expected to close during first quarter 2002.

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

OVERVIEW

    Our predecessor, PriCellular was formed on February 21, 1990. We were formed on February 26, 1998 and acquired PriCellular, for accounting purposes, on June 25, 1998. On February 25, 2000, we were acquired by AT&T Wireless and Dobson Communications. We provide rural and suburban wireless telephone services in portions of twelve states. At September 30, 2001, our wireless systems covered a total population of approximately 5.3 million and we had approximately 635,200 subscribers.

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

    We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming revenue accounted for 36.1%, 42.4%, 34.3% and 40.5% of our operating revenue for the three months ended September 30, 2001, and 2000, and the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, customer service, and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.40, $0.56, $0.42 and $0.62 per minute for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, our overall roaming revenue remained fairly constant due to increases in roaming minutes of use.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 2000

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    OPERATING REVENUE. For the three months ended September 30, 2001, total operating revenue increased $14.5 million, or 13.1%, to $125.0 million from $110.5 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 60.0%, 36.1% and 3.9%, respectively, of total operating revenue during the three months ended September 30, 2001 and 53.3%, 42.4% and 4.3%, respectively, of total operating revenue during the three months ended September 30, 2000.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating Revenue:
  Service revenue.......................................  $ 75,042   $ 58,954
  Roaming revenue.......................................    45,092     46,827
  Equipment and other revenue...........................     4,819      4,726
                                                          --------   --------
    Total...............................................  $124,953   $110,507
                                                          ========   ========

    Service revenue increased $16.0 million, or 27.3%, to $75.0 million in the three months ended September 30, 2001 from $59.0 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 23.5% to approximately 635,200 at September 30, 2001 from approximately 514,500 at September 30, 2000. Our average monthly service revenue per subscriber increased 2.3% to $40 from $39 for the three months ended September 30, 2001 and 2000, respectively. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 67.9% of our subscriber base was on digital rate plans compared to 34.9% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

    Roaming revenue decreased $1.7 million, or 3.7%, to $45.1 million in the three months ended September 30, 2001 from $46.8 million for the comparable period of 2000. Roaming minutes have increased by 36.7% since the same quarter of 2000, however, our roaming revenue per minute-of-use has decreased by 28.6%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into in 2000 and scheduled rate reductions in existing contracts.

    Equipment and other revenue of $4.8 million in the three months ended September 30, 2001 represented an increase of $0.1 million, or 2.0%, from $4.7 million in the same period of 2000. This increase was a result of increased equipment sales as a result of growth in subscriber additions during the three months ended September 30, 2001, offset by increased phone discounts due to more competitive markets.

    COST OF SERVICE. For the three months ended September 30, 2001, the total cost of service increased $8.0 million, or 36.6% to $29.8 million from $21.8 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $3.7 million due to increased charges by third party wireless providers. The remaining increase of $4.3 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    COST OF EQUIPMENT. For the three months ended September 30, 2001, cost of equipment increased $0.9 million, or 10.2% to $9.3 million during 2001 from $8.4 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$3.8 million, or 32.6%, to $15.4 million for the three month period ended September 30, 2001 from $11.6 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the third quarter of 2001 increased approximately 18.3%, to 60,800, compared to approximately 51,400 added in the third quarter of 2000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $5.9 million, or 53.5%, to $17.0 million for the three month period ended September 30, 2001 from $11.1 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended September 30, 2001, depreciation and amortization expense increased
$3.8 million, or 8.4% to $48.8 million from $45.0 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000 and 2001.

    INTEREST EXPENSE. For the three months ended September 30, 2001, interest expense increased $1.5 million, or 3.5%, to $45.3 million from $43.8 million in the same period of 2000. The increase primarily resulted from an overall increase in our outstanding debt, which includes, the issuance of our $700 million Senior Subordinated Notes.

    NET LOSS. For the three months ended September 30, 2001, our net loss was $30.3 million. Our net loss increased $5.3 million, or 21.3%, from $25.0 million in the three months ended September 30, 2000. The increase in our net loss is primarily attributable to our increase in operating and interest expenses, offset by our increase in service revenue.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended September 30, 2001, our dividends on preferred stock were $0.9 million.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a net loss to comprehensive income totaling $17.5 million as of September 30, 2001.

    NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 2000

    The combined nine months ended September 30, 2000 results of operations combine the results of operation for the period from January 1, 2000 through February 24, 2000 (the period prior to our acquisition by AT&T Wireless and Dobson Communications) and the results of operations for the period from February 25, 2000 through September 30, 2000 (the period subsequent to our acquisition by AT&T Wireless and Dobson Communications). For comparison purposes, any reference in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" to the period ended September 30, 2000 refers to the combined period ended September 30, 2000.

    The following table sets forth the components of our results of operations for the periods indicated:

                                              JANUARY 1, 2000      FEBRUARY 25, 2000       COMBINED NINE
                        NINE MONTHS ENDED         THROUGH               THROUGH            MONTHS ENDED
                       SEPTEMBER 30, 2001    FEBRUARY 24, 2000    SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                       -------------------   ------------------   -------------------   -------------------
Operating Revenue:
  Service revenue....       $ 207,171             $ 31,189             $129,478              $ 160,667
  Roaming revenue....         115,278               21,005               97,713                118,718
  Equipment and other
    revenue..........          14,182                2,469               10,941                 13,410
                            ---------             --------             --------              ---------
    Total operating
      revenue........         336,631               54,663              238,132                292,795
                            ---------             --------             --------              ---------
Operating Expenses:
  Cost of service....          81,687               10,165               43,494                 53,659
  Cost of equipment..          31,261                3,510               16,517                 20,027
  Marketing and
    selling..........          44,469                5,347               23,250                 28,597
  General and
    administrative...          47,580                8,301               26,930                 35,231
  Depreciation and
    amortization.....         141,873               16,720              108,210                124,930
                            ---------             --------             --------              ---------
    Total operating
      expenses.......         346,870               44,043              218,401                262,444
                            ---------             --------             --------              ---------
Operating (loss)
  income.............         (10,239)              10,620               19,731                 30,351
  Interest expense...        (131,003)             (16,051)             (96,849)              (112,900)
  Interest income....           2,935                  990                  489                  1,479
  Other income
    (expense)........            (457)              (1,510)                  29                 (1,481)
                            ---------             --------             --------              ---------
Loss before income
  taxes..............        (138,764)              (5,951)             (76,600)               (82,551)
Income tax
  (provision)
  benefit............          36,967                 (154)              15,727                 15,573
                            ---------             --------             --------              ---------
Net loss.............        (101,797)              (6,105)             (60,873)               (66,978)
Dividends on
  preferred stock....            (875)                  --                   --                     --
                            ---------             --------             --------              ---------
Net loss applicable
  to common
  stockholder........       $(102,672)            $ (6,105)            $(60,873)             $ (66,978)
                            =========             ========             ========              =========

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual combined financial statement numbers.

    OPERATING REVENUE. For the nine months ended September 30, 2001, total operating revenue increased $43.8 million, or 15.0%, to $336.6 million from $292.8 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 61.5%, 34.3% and 4.2%, respectively, of total operating revenue during the nine months ended September 30, 2001 and 54.9%, 40.5% and 4.6%, respectively, of total operating revenue during the nine months ended September 30, 2000.

    Service revenue increased $46.5 million, or 28.9%, to $207.2 million in the nine months ended September 30, 2001 from $160.7 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 23.5% to approximately 635,200 at September 30, 2001 from approximately 514,500 at September 30, 2000. Our average monthly service revenue per subscriber increased 2.6% to $39 from

$38 for the nine months ended September 30, 2001 and 2000, respectively. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 67.9% of our subscriber base was on digital rate plans compared to 34.9% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

    Roaming revenue decreased $3.4 million, or 2.9%, to $115.3 million in the nine months ended September 30, 2001 from $118.7 million for the comparable period of 2000. Roaming minutes have increased by 43.3% since the same period of 2000, however, our roaming revenue per minute-of-use has decreased by 32.3%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into in 2000 and scheduled rate reductions in existing contracts.

    Equipment and other revenue of $14.2 million in the nine months ended September 30, 2001 represented an increase of $0.8 million, or 5.8%, from $13.4 million in the same period of 2000. This increase was a result of increased equipment sales as a result of growth in subscriber additions during the nine months ended September 30, 2001, offset by increased phone discounts due to more competitive markets.

    COST OF SERVICE. For the nine months ended September 30, 2001, the total cost of service increased $28.0 million, or 52.2%, to $81.7 million from $53.7 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $13.3 million due to increased charges by third party wireless providers. The remaining increase of $14.7 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    COST OF EQUIPMENT. For the nine months ended September 30, 2001, cost of equipment increased $11.3 million, or 56.1%, to $31.3 million during 2001 from $20.0 million in the same period of 2000, resulting from increases in the volume of equipment sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$15.9 million, or 55.5%, to $44.5 million for the nine month period ended September 30, 2001 from $28.6 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the nine months ended September 30, 2001 increased approximately 21.4%, to 178,100, compared to approximately 146,700 added in the nine months ended September 30, 2000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $12.4 million, or 35.0%, to $47.6 million for the nine month period ended September 30, 2001 from $35.2 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended September 30, 2001, depreciation and amortization expense increased
$17.0 million, or 13.6%, to $141.9 million from $124.9 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000 and 2001.

    INTEREST EXPENSE. For the nine months ended September 30, 2001, interest expense increased $18.1 million, or 16.0%, to $131.0 million from $112.9 million in the same period of 2000. The increase primarily resulted from an overall increase in our outstanding debt, which includes the issuance of our $700 million Senior Subordinated Notes.

    NET LOSS. For the nine months ended September 30, 2001, our net loss was $101.8 million. Our net loss increased $34.8 million, or 52.0%, from $67.0 million in the nine months ended September 30, 2000. The increase in our net loss is primarily attributable to our increase in depreciation and amortization and interest expense.

    DIVIDENDS ON PREFERRED STOCK. For the nine months ended September 30, 2001, our dividends on preferred stock were $0.9 million.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a net loss to comprehensive income totaling $17.5 million as of September 30, 2001, thus making our total comprehensive loss $119.3 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

NET CASH FLOW

    At September 30, 2001, we had working capital of $3.4 million (a ratio of current assets to current liabilities of 1:1) and an unrestricted cash balance of $10.2 million, which compares to a working capital deficit of $25.9 million, (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $15.1 million at December 31, 2000.

    Our net cash provided by operating activities totaled $25.9 and $69.1 million for the nine months ended September 30, 2001 and for the period from February 25, 2000 through September 30, 2000, respectively. Cash used in operating activities for the nine months ended September 30, 2001 increased compared to the period from February 25, 2000 through September 30, 2000 primarily due to increases in our net loss and deferred income taxes and investment tax credits, offset by depreciation and amortization.

    Net cash used in investing activities totaled $77.9 million and $46.7 million for the nine months ended September 30, 2001 and the period from February 25, 2000 through September 30, 2000, respectively. Investing activities for the nine months ended September 30, 2001 were primarily attributable to capital expenditures of $66.3 million.

    Net cash provided by financing activities was $47.0 million for the nine months ended September 30, 2001, while the net cash used in financing activities totaled $9.0 million for the period from February 25, 2000 through September 30, 2000. Financing activity sources for the nine months ended September 30, 2001 consisted primarily of net proceeds from the issuance of our Senior Subordinated Notes due 2009, the issuance of preferred stock and proceeds from long-term debt offset by repayments of long-term debt and the purchase of restricted investments to be used for the first four scheduled interest payments on the Senior Subordinated Notes due 2009.

CAPITAL RESOURCES

    On February 25, 2000, we obtained a $1.75 billion credit facility, to retire existing debt and complete our acquisition by the Joint Venture. Our credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, our lenders and we agreed to an amendment to our credit facility. This amendment became effective on March 14, 2001, when we permanently repaid $200.0 million of the term notes under our credit facility. We used proceeds from our issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. On May 31, 2001, our lenders and we agreed to a second amendment to our credit facility. This amendment became effective on June 4, 2001, when we permanently repaid $201.3 million of the term notes under our credit facility with proceeds from our issuance of $250.0 million Senior

Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment to the credit facility, which modifies certain financial covenants. As of September 30, 2001 we had outstanding borrowings under our credit facility of $1.13 billion, and approximately $78.1 million of credit availability.

    Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged in total between 6.1% and 10.1% since inception. We are required to reduce the outstanding principal balances of our term loans by a maximum of $41.0 million during the next twelve months.

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

    On June 29, 2001, we received $35.0 million for the purchase of 35,000 shares of our Series A Preferred Stock.

CAPITAL COMMITMENTS

    Our capital expenditures were $66.3 million for the nine months ended September 30, 2001 and we expect our capital expenditures to be approximately $90.0 to $95.0 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

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

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We are currently assessing the impact of this standard on our results of operations, financial position and cash flows. In addition, we are considering early adoption of this standard, thus, requiring us to restate all of our 2001 financial statements accordingly. However, if we decide not to early adopt this standard, we will be required to implement this standard effective January 1, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of September 30, 2001 we had interest rate hedges under various derivative contracts totaling $1.03 billion on our $1.33 billion credit facility. The terms of these agreements expire in June 2002. Increases in interest expense related to the interest rate hedge for the nine months ended September 30, 2001 and 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    On October 30, 2001 two of the Registrant's wholly-owned, indirect subsidiaries, entered into an agreement to sell its FCC license and related assets constituting its cellular system in rural service area #646 in Tennessee ("Tennessee 4 RSA") for an aggregate sales price of $202 million, subject to closing adjustments.

    This transaction is subject to FCC approval of the transfer of the license and to other customary closing conditions.

    The purchaser in this transaction is Cellco Partnership, doing business as Verizon Wireless. The purchase price was determined in arm's-length negotiations between the Registrant and the purchaser.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

       EXHIBIT                                                                         METHOD OF
       NUMBER                                   DESCRIPTION                              FILING
---------------------   ------------------------------------------------------------  ------------
 3.1                    Fourth Restated Certificate of Incorporation of American
                        Cellular Corporation                                              (1)[3.1]
 3.2                    Amended and Restated Bylaws of Registrant                         (1)[3.2]
 4.1                    Second Amended and Restated Limited Liability Company
                        Agreement of ACC Acquisition LLC, dated February 25, 2000,
                        between AT&T Wireless Services JV Co. and Dobson JV Company       (1)[4.1]
 4.2                    Indenture dated March 14, 2001 between American Cellular
                        Corporation and United States Trust Company of New York           (1)[4.2]
 4.3                    Escrow and Security Agreement dated March 14, 2001 between
                        American Cellular Corporation and United States Trust
                        Company of New York                                               (1)[4.3]
 4.4                    Registration Rights Agreement dated March 14, 2001 between
                        American Cellular Corporation, Lehman Brothers, Inc. and
                        Banc of America Securities LLC                                    (1)[4.4]
 4.5                    Escrow and Security Agreement dated June 4, 2001 between
                        American Cellular Corporation and United States Trust
                        Company of New York                                               (3)[4.5]
 4.6                    Registration Rights Agreement dated June 4, 2001 between
                        American Cellular Corporation, Banc of America Securities
                        LLC and Lehman Brothers, Inc.                                     (3)[4.6]

       EXHIBIT                                                                         METHOD OF
       NUMBER                                   DESCRIPTION                              FILING
---------------------   ------------------------------------------------------------  ------------
 10.1                   Amended and Restated Management Agreement, dated February
                        25, 2000, between Dobson Cellular Systems, Inc. and of ACC
                        Acquisition LLC                                                  (1)[10.1]
 10.2                   Amended and Restated Operating Agreement, dated February 25,
                        2000, between Dobson Cellular Systems, Inc. (and its
                        affiliates) and ACC Acquisition LLC (and its affiliates)         (1)[10.2]
 10.3                   Amended and Restated Operating Agreement, dated February 25,
                        2000, between AT&T Wireless Services, Inc. (and its
                        affiliates) and ACC Acquisition LLC (and its affiliates)         (1)[10.3]
 10.4.1                 Credit Agreement, dated February 25, 2000, among American
                        Cellular Corporation, Bank of America, N.A., CIBC World
                        Market Corp., Barclays Bank PLC, Lehman Commercial Paper
                        Inc., TD Securities Inc. and others                              (1)[10.4]
 10.4.2                 First Amendment to Credit Agreement dated March 2, 2001        (1)[10.4.1]
 10.4.3                 Second Amendment to Credit Agreement dated May 31, 2001        (2)[10.4.2]
 10.5                   License Agreement, dated September 23, 1998, by and between
                        H.O. Software, Inc. and American Cellular Corporation, as
                        amended, modified or otherwise supplemented from time to
                        time                                                             (1)[10.5]
 10.6                   Supply Agreement, dated December 6, 1995, between Nortel
                        Networks, Inc.
                        f/k/a Northern Telecom, Inc. and Dobson Communications
                        Corporation, as amended by amendment six dated June 30,
                        2000.                                                            (1)[10.6]
 10.7                   Form of License Agreement among Cellular One Group and
                        various subsidiaries of American Cellular Corporation            (1)[10.7]
 10.8                   Intercarrier Roamer Service Agreement, dated January 23,
                        1997, between American Cellular Corporation, as successor to
                        PriCellular Corporation and United States Cellular
                        Corporation                                                      (1)[10.8]
 10.9.1                 Intercarrier Roamer Service Agreement dated October 16, 1999 between Cingular Wireless, as successor to Southwestern Bell
                        Mobile Systems, Inc., and Dobson Cellular Systems, Inc.          (1)[10.9]
 10.9.2                 Letter Agreement dated July 5, 2000 accepting American
                        Cellular Corporation as an affiliate of Dobson Cellular
                        Systems, Inc.                                                  (1)[10.9.1]
 10.9.3                 Letter Agreement regarding Crossband Roaming, dated June 14,
                        2000, between American Cellular Corporation and Cingular
                        Wireless, successor to Southwestern Bell Mobile Systems,
                        Inc.                                                           (1)[10.9.2]
 10.10                  Intercarrier Roamer Service Agreement, dated March 14, 1997, between American Cellular Corporation, successor to
                        PriCellular Corporation and Cingular Wireless, successor to
                        Houston Cellular                                                (1)[10.10]
 10.11                  Intercarrier Roamer Service Agreement, dated September 16,
                        2000, between Cingular Wireless, successor to BellSouth
                        Cellular National Marketing, Inc. and Dobson Cellular
                        Systems, Inc.                                                   (1)[10.11]
 10.12                  Intercarrier Roamer Service Agreement, dated January 16,
                        1997, between American Cellular Corporation, successor to
                        PriCellular Corporation and Verizon Wireless, successor to
                        parties doing business as Bell Atlantic NYNEX Mobile            (1)[10.12]
 10.13                  Intercarrier Roamer Service Agreement, dated April 2, 1998, between American Cellular Corporation, successor to
                        PriCellular Corporation and Verizon Wireless, successor to
                        GTE Mobile Communications Inc., GTE Mobilenet Inc. and
                        Control Cellular Inc.                                           (1)[10.13]
 10.14                  Intercarrier Roamer Service Agreement, dated January 16,
                        1997, between Verizon Wireless, successor to AIRTOUCH
                        Cellular and American Cellular Corporation, successor to
                        PriCellular Corporation                                         (1)[10.14]

       EXHIBIT                                                                         METHOD OF
       NUMBER                                   DESCRIPTION                              FILING
---------------------   ------------------------------------------------------------  ------------
 10.15                  Intercarrier Roamer Service Agreement, dated September 9,
                        1997, between American Cellular Corporation, successor to
                        PriCellular Corporation and Verizon Wireless, successor to
                        US West Communications, Inc.                                    (1)[10.15]
 10.16                  Intercarrier Roamer Service Agreement, dated January 16,
                        1997, between Licensees and Permittees (as defined in the
                        Agreement) and American Cellular Corporation, successor to
                        PriCellular Corporation                                         (1)[10.16]
 10.17                  Asset Purchase agreement dated October 30, 2001 by and
                        between ACC of Tennessee LLC, and Cellco Partnership, a
                        Delaware general partnership, d/b/a Verison Wireless                   (4)

(1) Filed as an exhibit to the Registrant's Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed herewith.

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

                                                                AMERICAN CELLULAR CORPORATION
                                                                        (registrant)

November 13, 2001                                      By:            /s/ EVERETT R. DOBSON
                                                            -----------------------------------------
                                                                        Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                                             OFFICER

November 13, 2001                                      By:           /s/ BRUCE R. KNOOIHUIZEN
                                                            -----------------------------------------
                                                                       Bruce R. Knooihuizen
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)