Form 10-K405
period 2001-12-31
AMERICAN CELLULAR CORP /DE/
filed 2002-04-01
CIK 1067075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 333-59322 and 333-63454

AMERICAN CELLULAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3043811 (I.R.S. Employer Identification No.)
14201 Wireless Way Oklahoma City, Oklahoma (Address of principal executive offices)	73134 (Zip Code)

(405) 529-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of March 22, 2002, there were 100 shares of registrant’s $.01 par value Class A Common Stock outstanding, which are owned of record by ACC Acquisition LLC, which is equally and beneficially owned by Dobson Communications Corporation and AT&T Wireless.

     Documents incorporated by reference: None

AMERICAN CELLULAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

Item
Number		Page

PART I

1	Business	3
2	Properties	17
3	Legal Proceedings	17
4	Submission of Matters to a Vote of Security Holders	17
PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	18
6	Selected Financial Data	18
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
7A	Quantitative and Qualitative Disclosures About Market Risk	28
8	Financial Statements and Supplementary Data	30
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters	60
PART III

10	Directors and Executive Officers of the Registrant	60
11	Executive Compensation	61
12	Security Ownership of Certain Beneficial Owners and Management	61
13	Certain Relationships and Related Transactions	61
PART IV

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	65

PART I

Item 1. Business

Overview

      We are one of the largest rural and suburban providers of wireless communications services in the United States. At December 31, 2001, our wireless telephone systems covered a total population of approximately 5.0 million and we had approximately 632,100 subscribers with an aggregate market penetration of approximately 12.6%. We provide wireless telephone service in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. On October 30, 2001, two of our wholly-owned, indirect subsidiaries entered into a definitive agreement with Verizon Wireless to sell our Tennessee 4 RSA market for a total purchase price of $202.0 million. As a result of this agreement, the results of operations for Tennessee 4 RSA during the years presented are included as discontinued operations in our consolidated financial statements. This sale was completed on February 8, 2002.

      On February 25, 2000, we were acquired by a joint venture equally owned by AT&T Wireless and Dobson Communications. Our operations are managed by Dobson Communications and are integrated with Dobson Communications’ wireless operations. We market our products and services under the nationally recognized CELLULAR ONE® brand name and benefit from its national advertising campaign.

      We have long-term roaming agreements with AT&T Wireless and Cingular Wireless, each of whom have designated us as a preferred roaming partner for their subscribers who roam into our markets, as well as other major wireless providers, which allow our subscribers to benefit from coast-to-coast wireless coverage. Our markets have high roaming activity due, in part, to their greater than average concentration of expressway corridors and their proximity to densely populated urban areas, including New York City, Minneapolis-St. Paul, Pittsburgh, Cincinnati and Louisville.

      We have upgraded our entire network to digital time division multiple access (“TDMA”) technology and we now offer digital voice and digital feature service, including voice mail, e-mail, caller ID, call waiting, 2-way short-messaging services (“SMS”) and wireless Internet access. At December 31, 2001, approximately 73% of our subscribers utilize digital service and use tri-mode, dual-band handsets. We believe subscribers utilizing digital technology generate network efficiencies, greater roaming opportunities, higher average revenue per user (“ARPU”) and lower churn rates.

      We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, a higher proportion of roaming revenues and less competition for subscribers than wireless systems located in larger metropolitan areas. We focus on acquiring and operating underdeveloped wireless systems that are adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity. For the year ended December 31, 2001, on a consolidated basis, we had total revenues of $417.2 million and a net loss applicable to common stockholders of $139.8 million. At December 31, 2001, we had approximately $1.8 billion of indebtedness and stockholder’s equity of approximately $544.6 million. We expect to incur significant additional indebtedness to fund our capital needs in the future as we continue to acquire, develop and construct our wireless systems and grow our subscriber base.

Strategy

      We have developed organizational, marketing and operational programs designed to increase the number of our subscribers, promote superior customer service, control subscriber acquisition costs and enhance operating cash flow in our markets.

      Our strategy is to capitalize on our competitive strengths and further develop and operate rural and suburban wireless systems.

Competitive Strengths

      Strong Current Market Position. We have significant market share in virtually all of our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic relationships, digital technologies, local sales channels and diverse service offerings, including national, regional and local rate plans.

      Attractive Markets. Our markets are attractive for providing wireless communications services due, in part, to their proximity to markets operated by AT&T Wireless and major metropolitan areas such as New York City, Minneapolis-St. Paul, Pittsburgh, Cincinnati and Louisville. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. Additionally, our markets have demonstrated positive demographic growth trends and generally maintain a high population density relative to other rural service providers.

      Advanced Digital Technology. Our fully digital network uses TDMA technology, making our network compatible with AT&T Wireless’ network and other TDMA networks. This technology allows us to offer enhanced features and services relative to standard analog cellular service, including Internet service, extended battery life, integrated voicemail, paging, fax and e-mail delivery, enhanced voice privacy and short-messaging capability. We believe our extensive digital network deployment provides us with a competitive advantage in many of our markets.

      Strategic Roaming Relationships. We have long-term roaming agreements with many of our major roaming partners including AT&T Wireless and Cingular Wireless. These roaming agreements have terms ranging from two to twenty years. We believe our strategic roaming relationships will continue to be beneficial as the growth in roaming minutes in our markets continues.

      Aggressively Market and Promote Our Wireless Services in Our Local Markets. Our marketing objective is to continue our service quality, local sales presence and commitment to the community. Our sales efforts are conducted primarily through our retail outlets, our direct sales force and our independent agents. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

      Use Highly Targeted Sales Efforts. We seek to attract subscribers who we believe are likely to generate high monthly revenues and low churn rates. Local management conducts market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans to emphasize the quality, value and advantage of our services.

      Provide Superior Customer Service. We intend to maintain a high level of customer satisfaction through a variety of techniques, including the maintenance of 24-hour customer service call centers. We support local customer service through our direct sales force, our retail stores and regional customer service centers. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

      Experienced Management Team. Dobson Communications’ management team is responsible for our day-to-day operations. With over 50 years of telecommunications experience on a combined basis, Dobson Communications’ senior management team, consisting of Everett R. Dobson, Doug Stephens and Bruce Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry. Since 1993, including our acquisition, Dobson Communications has acquired licenses covering a combined population of more than 10.7 million.

      AT&T Wireless Relationship. We believe that our relationship with AT&T Wireless, one of our owners, provides us with significant strategic benefits. We are the preferred provider of wireless service to AT&T Wireless’ subscribers who roam into our markets. Through our long-term roaming agreement with AT&T Wireless, we offer our subscribers national and regional rate plans which access AT&T Wireless’ coast-to-

coast footprint. We believe these plans differentiate us from our competition in many of our markets. AT&T Wireless also has generally agreed to use commercially reasonable efforts to assist us in obtaining discounts from its vendors for the purchase of subscriber or infrastructure equipment.

      Integration with Dobson Communications. We believe that the integration of our operations with Dobson Communications has significant benefits. Our licensed areas, combined with those of Dobson Communications, cover an estimated population of more than 11.4 million, and together we served more than 1.3 million subscribers at December 31, 2001. This size and scale enable us to reduce our operating costs and receive certain technical, network and operational functions from Dobson Communications’ existing corporate infrastructure.

Operations

Markets and Systems

      The following table sets forth information with respect to our existing markets and the estimated population in our licensed areas as of December 31, 2001. Net population represents total population less minority ownership interests in our licenses. Information with respect to subscribers is management’s estimate as of December 31, 2001. We determine market penetration by dividing total subscribers in each of our FCC wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license or authorization.

	Total	Net
Markets:	Population	Population

Central Region
Northeast Oklahoma/ Southeast Kansas PCS	259,400	259,400

Total	259,400	259,400

Upper Midwest Region
Alton, IL MSA	21,700	18,900
MI 1 RSA	202,700	202,700
Duluth MN MSA	243,800	243,800
MN 2A RSA	31,800	31,800
MN 3 RSA	58,400	58,400
MN 4 RSA	16,300	16,300
MN 5 RSA	214,700	214,700
MN 6 RSA	274,500	274,500
Eau Claire WI MSA	148,300	145,300
Wausau WI MSA	125,800	123,300
WI 1 RSA	118,000	118,000
WI 2 RSA	86,100	86,100
WI 3 RSA	142,900	142,900
WI 4 RSA	124,300	124,300
WI 5 RSA	83,900	83,900
WI 6 RSA	33,600	33,600

Total	1,926,800	1,918,500

	Total	Net
Markets:	Population	Population

Eastern Region
Orange County NY MSA	341,400	341,400
Poughkeepsie NY MSA	280,200	269,000
NY 5 RSA	393,100	393,100
NY 6 RSA	111,300	111,300
OH 7 RSA	261,500	261,500
OH 10 RSA	62,300	62,300
KY 4 RSA	260,300	260,300
KY 5 RSA	164,400	164,400
KY 6 RSA	277,700	277,700
KY 8 RSA	124,500	124,500
PA 9 RSA	189,300	189,300
WV 2 RSA	76,600	76,600
WV 3 RSA	268,200	268,200

Total	2,810,800	2,799,600

Total — American Cellular regions combined	4,997,000	4,977,500

Total subscribers	623,100

Total penetration	12.6%

Service and Features

      We develop and deploy some of the most advanced wireless products and services. From a fully digital network to the introduction of a wireless Internet product, we strive to consistently deliver cutting-edge services and technologies to our customer base. We attempt to maximize the choices available to our customers through offering the latest line of hand-held wireless phones from a wide-variety of manufacturers. We design our rate plans to fit the specific needs of our customers. In an effort to meet the needs of our customers, we specially tailor business plans to nation-wide no-roaming. We offer no-toll plans to unlimited local calling plans branded as Breeze. In addition, we focus on the development of plans that maximize our profit margin. We balance the needs of the customer with our on-going objective to increase profitability. We solidify our commitment to our customer base through the high priority we place on deploying the latest products, services and competitive rate plans.

      The following are key components of our service offering:

      Wireless Calling. Our primary service offering is wireless telephone service. We offer digital service in all of our markets using the TDMA digital standard, as well as analog service in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, voice activated dialing, and mobile originated and mobile terminated short message service.

      Voice Privacy and Call Security. Digital technology is inherently more secure than analog technologies. This security provides increased voice privacy and enhanced fraud protection for our customers.

      Data and Internet Services. We currently offer wireless data service and access to the Internet on some digital handsets, which we have deployed in certain of our cellular markets using our Cellular Digital Packet Data (“CDPD”) network. This product offers unlimited access to our wireless Internet portal for a monthly fee. We also provide two-way short-messaging services in some of our markets.

      Tri-Mode Handsets. As of December 31, 2001, approximately 73% of our subscribers use a tri-mode, dual-band handset. These handsets are compatible with analog cellular, digital cellular and digital PCS service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming partners, including Cingular Wireless.

Marketing

      The following are key components of our marketing strategy:

      Branding. We offer wireless service under the CELLULAR ONE® brand name. We believe the national advertising campaign conducted by the Cellular One Group has enhanced our advertising exposure at a lower cost than could have been achieved alone. We also believe that we have obtained significant marketing benefits from the high name recognition associated with this widely used service mark.

      We use the CELLULAR ONE® brand name pursuant to licensing agreements with Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. The licensing agreements require us to provide high-quality wireless telephone service to our customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the Cellular One Group. The licensing agreements, which we have entered into, are for five-year terms expiring on various dates. These agreements may be renewed at our option for three additional five-year terms. From time-to-time, we may consider alternative brand name strategies and service marks.

      Advertising. In addition to the national advertising campaign conducted by the Cellular One Group, our advertising strategy is focused on establishing a strong local presence in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper, magazine and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. Our offerings include our Talk USA national rate plan, similar to AT&T Wireless’ Digital One-Rate plan, regional rate plans and local rate plans at a variety of pricing tiers. The majority of our digital subscribers are on our regional rate plans. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes of use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our digital plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. Local management conducts market research to identify and design rate plans to emphasize the quality, value and advantage of our wireless communications services.

      We are able to offer national and regional rate plans as a result of our roaming agreements with AT&T Wireless and Cingular Wireless. Competing rate plans often limit flat rate usage to the competitor’s own networks. This allows us to differentiate our product offering from our competitors in many of our markets and to offer customers pricing plans, which are designed to be both flexible and economical.

Sales and Distribution

      Our sales and distribution strategy is to use a variety of distribution channels to maximize our penetration within our service area, while reducing overall customer acquisition costs. These channels include company retail stores, a direct sales force and independent agents. Our retail stores offer a full line of wireless products and services. As of December 31, 2001, we operated approximately 85 retail locations, which ranged from small sales kiosks in malls to large retail stores. Some of the stores are also authorized repair centers. Our direct sales force is composed of approximately 100 salespeople who focus primarily on small and medium-sized businesses located within our licensed territory. As of December 31, 2001, we had approximately 175 independent agents who distribute our products, many of whom do so on an exclusive basis. These agents include national retailers such as Radio Shack, Best Buy, Wal-Mart and Staples, as well as local retail establishments.

Customer Care

      Customer service is an essential element of our marketing and operating philosophy. We attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each service region has its own customer-related functions such as credit evaluation, customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2001, our markets were serviced by four regional call centers, which, in aggregate, employed approximately 300 customer care representatives. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.

Roaming

      Roaming is an important service component for our business. Accordingly, where possible, we attempt to arrange roaming agreements that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We focus on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors, which tend to have a significant amount of roaming activity. Our principal roaming partners include AT&T Wireless and Cingular Wireless.

      Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2001, AT&T Wireless’ customers accounted for approximately 43% of our roaming revenue or approximately 14% of our total operating revenue. Under our roaming agreement with AT&T Wireless, we and AT&T Wireless charge each other favorable roaming rates for each of our respective markets. This rate will decrease over time. The agreement provides for the maintenance by us of certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. The roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of our or AT&T Wireless’s markets, either party fails to control subscriber fraud, either party fails to adhere to system technical requirements and upgrades or either party breaches any of the material terms of the roaming agreement. The agreement expires in January 2003 although the rate provision extends until June 2004.

      We are included in the North American Cellular Network (“NACN”), which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada and enabling customers to use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the NACN enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

Billing System

      H.O. Systems, Inc. provides the billing function for all of our wireless operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house. H.O. Systems prints and processes all of our customer invoices. We use software that complements this billing system, allowing the use of credit, collection and switch interfaces.

Network Operations

      Network Communications Equipment. Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks. We often aggregate our orders for network equipment with those of Dobson Communications to provide additional equipment discounts.

      Connection Agreements. Our wireless network connects to the public switched telephone network system through local exchange carriers. We have entered into connection agreements with BellSouth, Southwestern Bell, Ameritech, Verizon and other local exchange carriers within our markets.

      Long Distance Connection. We have executed a wholesale long distance agreement with AT&T Wireless to provide long distance services.

      Roaming Arrangements. Our agreements with other wireless operators, including AT&T Wireless, allow us to offer our subscribers service in virtually all wireless service areas throughout the United States.

      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.

Technology

      We have deployed TDMA digital technology for the digital voice and features of our wireless network. TDMA technology allows for:

•	The use of advanced tri-mode handsets, which permit roaming in both cellular and PCS (1900 MHz) service areas, including both analog and digital technologies;

•	Enhanced services and features, such as short-messaging, extended battery life and added call security; and

•	Network equipment, which can improve network coverage and capacity with low incremental capital investment.

      During the second half of 2002, we intend to overlay selected markets with the Global System for Mobile Communications (“GSM”) voice network. This network will also support the General Packet Radio Service (“GPRS”) 2.5G data technology. With this data network, we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete a full GSM/GPRS overlay by the end of 2003. GSM/GPRS is the 2.5G technology choice of both AT&T Wireless and Cingular Wireless.

Competition

      We compete with various companies in each of our markets. The following table lists the principal competitors in each of our regions:

Regions	Principal Competitors

East Region	Alltel Bluegrass Cellular Cingular Wireless Nextel Ramcell Sprint PCS SunCom US Cellular Verizon Wireless VoiceStream
Upper Midwest Region	CellComm Centurytel Wireless Midwest Wireless Rural Cellular Sprint PCS Thumb Cellular Verizon Wireless VoiceStream
Central Region	Alltel Cingular Wireless Sprint PCS US Cellular VoiceStream

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors may market other services, such as long distance, landline local exchange and internet access service, with their wireless telecommunication service offerings.

      We compete against other facilities-based cellular carriers, PCS carriers and ESMR carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

      AT&T Wireless, Cingular Wireless, Verizon Wireless, Nextel Communications, Sprint PCS, and VoiceStream operate substantially nationwide networks. If any of our roaming partners, including AT&T Wireless, were to build out personal communications service networks in our markets to provide their customers with wireless service, this would reduce our roaming revenues. Any increased competition from personal communications service providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge. Subject to certain conditions, AT&T Wireless has agreed not to build out personal communications service networks using TDMA or analog technology in any of the markets currently served by us until February 25, 2005.

      We also face, to a lesser extent, competition from mobile satellite service providers, as well as from resellers of these services and wireless service. In the future, we may also compete more directly with traditional landline telephone service providers. The FCC has created potential sources of new competition by auctioning additional personal communications service licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently initiated a rule making proceeding to allocate approximately 200 MHz of additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, future competition from these operators could be intense.

Discontinued Operations

      On October 30, 2001, two of our wholly-owned, indirect subsidiaries entered into a definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total purchase price of $202.0 million. The Tennessee 4 RSA covers a total population of approximately 290,800 and has a subscriber base of approximately 24,900, which are not included in our December 31, 2001 reported amounts. As a result of this agreement, the results of operations for Tennessee 4 RSA during the years presented are included as discontinued operations in our consolidated financial statements. This sale was completed on February 8, 2002.

Regulation

      The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, this regulation currently is the subject of administrative rulemakings and judicial proceedings that are significant to us.

Federal Regulation

      The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate wireless communications systems, applications to transfer control of or assign wireless licenses and technical and operational standards for the operation of wireless systems (such as maximum power and antenna height).

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 Metropolitan Statistical Areas, or MSAs and 428 Rural Service Areas, or RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for most licensees and the FCC has granted several “unserved area” applications filed by parties other than the original MSA or RSA licensee.

      The FCC has in the past restricted an entity’s ability to own interests in both cellular frequency blocks in a market (the so-called cellular cross interest rule) and further restricted the amount of commercial mobile radio service (“CMRS”) spectrum in which an entity may hold an attributable interest (the so-called spectrum cap rule). On November 8, 2001, the FCC adopted a Report and Order in which it (1) repealed the cellular cross interest restriction as applied to ownership interests in MSAs, but retained the rule as applied to ownership interests in RSAs; and (2) increased the amount of attributable CMRS spectrum that may be held to 55 MHz throughout all MSAs and RSAs. The FCC will sunset the CMRS spectrum cap rule by eliminating it effective January 1, 2003. Starting January 1, 2003, the FCC will engage in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. The transition period prior to January 1, 2003 is intended to provide the FCC and transacting parties an opportunity to prepare for the case-by-case approach. The changes adopted by the FCC in the November 8, 2001 Report and Order could further increase our ability to attract capital or to make investments in other wireless operators.

      Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations increase our costs of doing business.

      The FCC may prohibit or impose conditions on transfers of licenses. The Communications Act requires prior FCC approval for substantive, non pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

      The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/B Block controlled) broadband PCS and enhanced specialized mobile radio licensees. These cellular, PCS and enhanced specialized mobile radio providers may not restrict any customer’s resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband PCS and enhanced specialized mobile radio operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, PCS and enhanced specialized mobile radio services. Under this regulatory structure, all of our cellular and PCS licenses are classified as CMRS. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS services from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace, and preempted state rate and entry regulation.

      The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in several stages, and on a market-by-market basis. We and virtually all other CMRS providers have requested that the FCC extend the deadlines for meeting these 911 requirements. Our request remains pending, during which time the FCC will not enforce these requirements. The extent to which the FCC grants our requested relief will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation enacted in 1999 may limit our liability relative to incomplete 911 calls to a degree commensurate with wireline carriers in our markets. Under certain circumstance, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps beginning June 30, 2000 for voice services and November 19, 2001 for packet-mode services, and to comply with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

      In addition, the FCC regulates the ancillary service offerings that cellular and PCS licensees can provide and permits cellular, broadband PCS, paging and enhanced specialized mobile radio licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and enhanced specialized mobile radio licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined. In this regard, the FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular, PCS and enhanced specialized mobile radio licensees that could facilitate the development of local exchange competition, including wireless local loop service. The number portability rules generally require cellular, PCS and enhanced specialized mobile radio licensees, to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability in a manner that supports roaming to ported numbers by November 24, 2002. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular and PCS licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service, which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

      A PCS system operates under a protected geographic service area license granted by the FCC for either a major trading area, or MTA, or a basic trading area, or BTA, on one of six frequency blocks allocated for broadband PCS. The FCC has divided the United States and its possessions and territories into PCS markets based upon Rand McNally’s 493 BTAs, all of which are included in the 51 MTAs. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses.

      The FCC has adopted construction standards for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must provide service to 25% of the service area within five years of their initial license, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

      FCC rules restrict the voluntary assignments or transfers of control of certain C and F Block licenses awarded to “small businesses” with bidding enhancements in the C Block and F Block auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses, or to any qualified entity only if the original licensee has met the applicable five-year construction requirement for the license. Any transfers or assignments by licensees that qualified for installment payments during the entire ten-year initial license terms are subject to unjust enrichment penalties; i.e., acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments by licensees that qualified for bidding credits during the first five years of the license term are subject to unjust enrichment penalties; i.e., forfeiture of any bidding credit based upon the amount of time the initial license has been held should the assignee or transferee not qualify for these same benefits. In the case of the C and F Block licenses, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC’s eligibility rules. Violations of the Communications Act or the FCC’s rules could result in license revocations, forfeitures or fines.

      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we may need to relocate many of these incumbent licensees, at our expense, to other frequencies or to reimburse other previously-licensed PCS licensees for expenses they have incurred in relocating incumbent licensees that we might otherwise have been required to relocate. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. This transition plan allows most microwave users to operate on the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. After the voluntary and mandatory negotiation periods expire, the microwave user continues to hold primary status until April 4, 2005, but may be involuntarily relocated, albeit at the PCS licensee’s expense. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We have not yet determined the extent, if any, of expenses we may need to incur for the relocation of microwave incumbents in order to provide PCS services using our PCS licenses. We also cannot be sure that any transitions will occur in a timely fashion that will allow us to meet our marketing and operating objectives.

      The FCC has also adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees, or us in which we hold a controlling interest that would warrant such a finding by the FCC.

      If foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country own of record or vote greater than 25 percent of our equity and the FCC determines that the public interest would be so served, it may revoke our cellular licenses or require an ownership restructuring. The FCC will generally permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock.

      The Telecommunications Act of 1996, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and CMRS providers such as us, the FCC concluded that local exchange carriers are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a CMRS provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge CMRS providers for number activation and usage fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of CMRS providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. These requirements could in the future have a material effect on us. The FCC is currently considering changes to local exchange carrier-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged for such traffic.

      The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to “make an equitable and non-discriminatory contribution” to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. We may also seek to qualify for payments from these federal and state programs in high cost areas where we provide wireless communications services, although we are not certain of the extent to which such payments will be available to cellular carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in the high cost areas. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Reforms adopted in this proceeding may have an impact on carriers’ operating expenses and on their ability to recover universal service contributions from customers.

      The Telecommunications Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with regional Bell operating companies. Regional Bell operating company-affiliated wireless carriers have interpreted the legislation to permit immediate provision of in-region long distance call delivery for their cellular customers, thus presenting an additional source of competition to us.

      Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. We currently provide “dial around” equal access to all of our customers.

      The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC’s rules implementing the Telecommunications Act’s customer proprietary network information provisions were vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds and the Supreme Court declined to review the Tenth Circuit’s decision. The FCC has sought public comment on whether to modify its rules to address the court’s concerns, and imposition of rules similar to those vacated by the court could impose additional costs on us and inhibit our marketing efforts.

      The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements. As a related matter, the FCC has proposed requiring wireless handsets to be compatible with hearing aids, which may increase the price of handsets for customers.

      In addition, the FCC has adopted rules to promote the conservation of numbering resources and is considering additional rules in this area. These rules require wireless carriers to participate in number pooling (whereby phone numbers are allocated in blocks of 1,000 rather than 10,000) when they have implemented number portability capabilities, and imposed additional administrative, monitoring and number reclamation obligations on all carriers (currently required by November 24, 2002), including wireless carriers. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service.

      The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

      The overall impact of the Telecommunications Act on our business is unclear and will likely remain so for the foreseeable future. For example, limitations on local zoning requirements imposed by the Telecommunications Act may facilitate the construction of new cell sites and related facilities. However, these restrictions on zoning authority may provide only limited assistance to cellular carriers. On the other hand, other provisions of the new statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject us to additional costs and increased competition.

State, Local and Other Regulation

      The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints. The FCC has also adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services.

      The location and construction of our cellular and PCS transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market-to-market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

      We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities, which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

      From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

Employees

      We have no employees. Our operations are entirely managed by Dobson Communications pursuant to our management agreement with Dobson Communications.

Item 2. Properties

      As of December 31, 2001, we own or lease three regional call centers located in Duluth, Minnesota, Wausau, Wisconsin and LaGrangeville, New York. In addition, our wireless operations leased approximately 85 retail locations throughout our markets. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3. Legal Proceedings

      We are not currently aware of any pending or threatening litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established trading market for our common stock. As of March 22, 2002, ACC Acquisition LLC was the sole holder of record of our common stock.

      On March 14, 2001, we sold $450.0 million principal amount of our Senior Subordinated Notes at a discount of $3.3 million. In addition, on June 4, 2001, we sold $250.0 million principal amount of our Senior Subordinated Notes at a discount of $3.6 million. Both sets of notes mature on October 15, 2009 and carry an annual interest rate of 9.5%. In addition, both sets of notes have been registered under the Securities Act of 1933.

Item 6. Selected Financial Data

      The following table sets forth certain of our historical consolidated financial data and that of our predecessor, PriCellular. We derived our consolidated financial data as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000 from our consolidated financial statements included in Item 8, which have been audited by Arthur Andersen LLP. Our consolidated financial statements for these two periods have been restated to reflect our sale of Tennessee 4 as discontinued operations. We derived the consolidated financial data for the year ended December 31, 1999 (also included in Item 8) and the period from February 26, 1998 through December 31, 1998 from our consolidated financial statements audited by Ernst & Young LLP. We derived the consolidated financial data of our predecessor, PriCellular, for the six months ended June 30, 1998 and the year ended December 31, 1997 from our predecessor’s consolidated financial statements audited by Ernst & Young LLP.

      Our predecessor, PriCellular, was formed on February 21, 1990. We were formed on February 26, 1998 and acquired PriCellular, for accounting purposes, on June 25, 1998. Between February 26, 1998 and June 25, 1998, we did not conduct any business. As a result, our statement of operations data for the period from February 26, 1998 through December 31, 1998 only includes actual operations for the six-month period from July 1, 1998 through December 31, 1998. On February 25, 2000, we were acquired by AT&T Wireless and Dobson Communications. You should read the information set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	American Cellular				PriCellular
					(the predecessor company)
		Period from		Period from
		February 25, 2000		February 26, 1998	Six Months
	Year Ended	through	Year Ended	through	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	June 30,	December 31,
	2001	2000	1999	1998	1998	1997

	($ in thousands except per share and per subscriber data)
Statement of Operations Data:
Total operating revenue	$417,243	$309,343	$325,821	$137,487	$108,670	$181,000

Operating expenses:
Cost of service	106,707	61,062	57,246	25,995	20,911	48,691
Cost of equipment	37,182	26,769	19,356	7,271	5,365	12,841
Selling, general and administrative	117,406	75,349	74,428	37,625	30,230	53,485
Depreciation and amortization	182,637	147,257	97,217	45,569	17,553	28,759
Non-recurring charges	—	—	—	4,355	4,889	—

Total operating expenses	443,932	310,437	248,247	120,815	78,948	143,776

Operating (loss) income	(26,689)	(1,094)	77,574	16,672	29,722	37,224
Interest expense	(165,457)	(133,270)	(106,888)	(61,477)	(38,955)	(67,392)
Other income, net	3,723	537	4,918	4,936	2,947	16,537
Income tax benefit (provision)	52,199	33,242	(5,418)	(530)	—	—

	American Cellular				PriCellular
					(the predecessor company)
		Period from		Period from
		February 25, 2000		February 26, 1998	Six Months
	Year Ended	through	Year Ended	through	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	June 30,	December 31,
	2001	2000	1999	1998	1998	1997

	($ in thousands except per share and per subscriber data)
Loss from continuing operations	(136,224)	(100,585)	(29,814)	(40,399)	(6,286)	(13,631)
(Loss) income from discontinued operations, net of income taxes	(1,439)	1,342	—	—	—	—

Net loss	(137,663)	(99,243)	(29,814)	(40,399)	(6,286)	(13,631)
Dividends on preferred stock	(2,139)	—	(44,105)	(21,375)	(3,357)	(6,540)

Net loss applicable to common stockholder	$(139,802)	$(99,243)	$(73,919)	$(61,774)	$(9,643)	$(20,171)

Net loss applicable to common stockholder per common share	$(1,398,015.33)	$(992,433.88)	$(274.40)	$(229.31)	$(0.28)	$(0.55)

Other Financial Data:
Capital expenditures	$74,850	$58,450	$50,462	$24,260	$20,517	$25,717
Other Data:
Subscribers (at period end)	632,100	531,200	434,700	334,500	286,000	243,700
Penetration (at period end)(1)	12.6%	11.2%	8.9%	6.8%	5.9%	5.3%
Average monthly churn rate(2)	1.8%	1.6%	1.6%	1.8%	1.4%	1.8%
Average monthly service revenue per subscriber(3)	$38	$38	$39	$40	$40	$40

	As of December 31,

	2001	2000	1999	1998	1997

	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,962	$14,881	$74,896	$34,015	$61,357
Net fixed assets	203,168	184,655	173,425	159,792	104,854
Total assets	2,691,439	2,690,103	1,484,143	1,517,600	747,656
Redeemable preferred stock	37,139	—	—	—	—
Long term debt, net of current portion	1,760,208	1,650,535	1,170,580	1,195,971	568,323
Stockholder’s equity	554,563	665,757	233,555	263,369	134,180

(1)	Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(2)	Churn means the number of subscriber cancellations per period as a percentage of the weighted average total subscribers during such period.

(3)	Excludes roaming and equipment and other revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8.

Overview

      Our predecessor, PriCellular, was formed on February 21, 1990. We were formed on February 26, 1998 and acquired PriCellular, for accounting purposes, on June 25, 1998. On February 25, 2000, we were acquired by AT&T Wireless and Dobson Communications. We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At December 31, 2001, our wireless systems covered a population of approximately 5.0 million and we had approximately 632,100 subscribers.

Discontinued Operations

      On October 30, 2001, two of our wholly-owned, indirect subsidiaries entered into a definitive agreement to sell Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. The Tennessee 4 RSA covers a population of approximately 290,800 and has a subscriber base of approximately 24,900, which are not included in our December 31, 2001 reported amounts. As a result of this agreement, the results of operations for Tennessee 4 during the years presented are included as discontinued operations in our consolidated financial statements. The sale was completed on February 8, 2002, and we used the proceeds primarily to pay down our bank debt.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes of use) was $.22, $.30 and $.34 per minute for the year ended December 31, 2001, the combined year 2000 and the year ended 1999, respectively. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 31.7%, 36.8% and 40.3% of our operating revenue for the year ended December 31, 2001, the combined year 2000 and the year ended 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.38, $.55 and $.71 per minute for the year ended December 31, 2001, the combined year 2000 and the year ended 1999, respectively. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

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

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services and costs related to customer retention. We pay commissions to direct sales personnel and independent agents for new business generated.

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. One of our principal owners, Dobson Communications provides management and certain other services to us in accordance with a management agreement. We share corporate and shared call center costs incurred by Dobson Communications and us primarily based on the estimated populations in our respective licensed areas and subscribers.

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily wireless license acquisition costs and customer lists.

Critical Accounting Policies and Practices

      We must necessarily use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. One of our principal owners, Dobson Communications, provides management and certain other services to us in accordance with a management agreement. We share corporate and shared call center costs with Dobson Communications based primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs among us and Dobson Communications, the change could have a significant impact on our results of operations.

      We amortize and depreciate our property, plant and equipment, goodwill, wireless licenses, customer lists and certain other long-lived assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives, we would treat our wireless licenses as indefinite life intangibles. As a result, effective January 1, 2002, we will no longer amortize goodwill and wireless licenses. Instead, we will continue to test our goodwill and wireless licenses for impairment at least annually. This change in policy will have a significant impact to our results of operations and financial position. During 2001, the aggregate amount of amortization expense, net of income tax, attributable to our goodwill and wireless licenses was approximately $58.3 million and approximately $34.5 million, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS 142, we are now required to evaluate the carrying value of our indefinite life intangibles using their fair values. Upon implementation of this new pronouncement, we expect to record charges, net of income tax, of approximately $282 million to reflect the write-down of our wireless license acquisition costs to their fair values.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K.

Results of Operations

Basis of Presentation

      The combined year ended December 31, 2000 results of operations combine the results of operations for the period from January 1, 2000 through February 24, 2000 (the period prior to our acquisition by AT&T Wireless and Dobson Communications) and the results of operations for the period from February 25, 2000 through December 31, 2000 (the period subsequent to our acquisition by AT&T Wireless and Dobson Communications). For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended December 31, 2000 refers to the combined period ended December 31, 2000.

      The following table sets forth the components of our results of operations for the periods indicated:

		January 1, 2000	February 25,	Combined
	Year Ended	through	2000 through	Year Ended	Year Ended
	December 31,	February 24,	December 31,	December 31,	December 31,
	2001	2000	2000	2000	1999

Operating revenue:
Service revenue	$266,507	$31,189	$181,275	$212,464	$176,323
Roaming revenue	132,251	21,005	113,108	134,113	131,174
Equipment and other revenue	18,485	2,469	14,960	17,429	18,324

Total operating revenue	417,243	54,663	309,343	364,006	325,821
Operating expenses:
Cost of service	106,707	10,165	61,062	71,227	57,246
Cost of equipment	37,182	3,510	26,769	30,279	19,356
Marketing and selling	56,462	5,347	36,580	41,927	31,078
General and administrative	60,944	8,301	38,769	47,070	43,350
Depreciation and amortization	182,637	16,720	147,257	163,977	97,217

Total operating expenses	443,932	44,043	310,437	354,480	248,247

Operating (loss) income	(26,689)	10,620	(1,094)	9,526	77,574
Interest expense	(165,457)	(16,051)	(133,270)	(149,321)	(106,888)
Other income (expense), net	3,723	(520)	537	17	4,918

Loss before income taxes	(188,423)	(5,951)	(133,827)	(139,778)	(24,396)
Income tax benefit (provision)	52,199	(154)	33,242	33,088	(5,418)

Loss from continuing operations	(136,224)	(6,105)	(100,585)	(106,690)	(29,814)
(Loss) income from discontinued operations	(1,439)	—	1,342	1,342	—

Net loss	(137,663)	(6,105)	(99,243)	(105,348)	(29,814)
Dividends on preferred stock	(2,139)	—	—	—	(44,105)

Net loss applicable to common stockholder	$(139,802)	$(6,105)	$(99,243)	$(105,348)	$(73,919)

Year Ended December 31, 2001 Compared to the Combined Year Ended December 31, 2000

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

      Operating revenue. For the year ended December 31, 2001, our total operating revenue increased $53.2 million, or 14.6%, to $417.2 million from $364.0 million for the comparable period in 2000. Our total service revenue, roaming revenue and equipment and other revenue represented 63.9%, 31.7% and 4.4%, respectively, of our total operating revenue during the year ended December 31, 2001 and 58.4%, 36.8% and 4.8%, respectively, of our total operating revenue during the year ended December 31, 2000.

      For the year ended December 31, 2001, our service revenue increased $54.0 million, or 25.4%, to $266.5 million from $212.5 million for the year ended December 31, 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 19.0% to 632,100 at December 31, 2001 from 531,200 at December 31, 2000. Our average monthly service revenue per subscriber increased 2.7% to $38 for the year ended December 31, 2001 from $37 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2001, 73% of our subscriber base was on digital rate plans compared to 45% at December 31, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plan.

      For the year ended December 31, 2001, our roaming revenue decreased $1.8 million, or 1.4%, to $132.3 million from $134.1 million for the year ended December 31, 2000. Roaming minutes have increased by 44.5% from 2000 to 2001, however, our roaming revenue per minute-of-use has decreased by 30.9%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into and scheduled rate reductions in existing contracts.

      For the year ended December 31, 2001, our equipment and other revenue increased $1.1 million, or 6.1%, to $18.5 million from $17.4 million for the year ended December 31, 2000. This increase was a result of increased equipment sales as a result of growth in subscriber additions, offset by increased phone discounts due to more competitive markets.

      Cost of service. For the year ended December 31, 2001, our total cost of service increased $35.5 million, or 49.8%, to $106.7 million from $71.2 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $18.7 million due to increased charges by third-party wireless providers. The remaining increase of $16.8 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

      Cost of equipment. For the year ended December 31, 2001, our cost of equipment increased $6.9 million, or 22.8%, to $37.2 million during 2001 from $30.3 million in 2000, resulting from increases in the volume of equipment sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

      Marketing and selling costs. For the year ended December 31, 2001, our marketing and selling costs increased $14.6 million, or 34.7%, to $56.5 million from $41.9 million for the year ended December 31, 2000 due to growth in gross subscriber additions. We had 228,800 gross subscriber additions during the year ended December 31, 2001 compared to 210,200 gross subscriber additions during the year ended December 31, 2000.

      General and administrative costs. For the year ended December 31, 2001, our general and administrative costs increased $13.8 million, or 29.5%, to $60.9 million from $47.1 million for the year ended December 31, 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the year ended December 31, 2001, our depreciation and amortization expense increased $18.6 million, or 11.4%, to $182.6 million from $164.0 million for 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2001 and 2000.

      Interest expense. For the year ended December 31, 2001, our interest expense increased $16.2 million, or 10.8%, to $165.5 million from $149.3. The increase primarily resulted from an overall increase in our outstanding debt and an increase in interest rates incurred as a result of our interest rate hedges on our credit facility.

      (Loss) income from discontinued operations. For the year ended December 31, 2001, we had a net loss from discontinued operations of $1.4 million, compared to net income of $1.3 million for the year ended December 31, 2000. This increase of $2.7 million in our loss from discontinued operations reflects our increased losses from the Tennessee 4 market, which we sold to Verizon Wireless on February 8, 2002. This increase was primarily from increased interest expense allocated to Tennessee 4.

      Net loss. For the year ended December 31, 2001, our net loss was $137.7 million. Our net loss increased $32.4 million, or 30.7%, from $105.3 million for the year ended December 31, 2000. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense.

      Dividends on preferred stock. For the year ended December 31, 2001, our dividends on preferred stock were $2.1 million. They are the result of the purchase of 35,000 shares of preferred stock by one of our principal owners, Dobson Communications, on June 29, 2001.

Combined Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Operating revenue. For the year ended December 31, 2000, our total operating revenue increased $38.2 million, or 11.7%, to $364.0 million from $325.8 million for the comparable period in 1999. Our total service revenue, roaming revenue and equipment and other revenue represented 58.4%, 36.8% and 4.8%, respectively, of total operating revenue during the year ended December 31, 2000 and 54.1%, 40.3% and 5.6%, respectively, of total operating revenue during the year ended December 31, 1999.

      For the year ended December 31, 2000, our service revenue increased $36.2 million, or 20.5%, to $212.5 million from $176.3 million for the year ended December 31, 1999. Our subscriber base increased 22.2% to approximately 531,200 at December 31, 2000 from 434,700 at December 31, 1999. Our average monthly service revenue per subscriber decreased to $37 for the year ended December 31, 2000 from $39 for the year ended December 31, 1999 due to the addition of lower rate subscribers and competitive market pressures in 2000 compared to 1999.

      For the year ended December 31, 2000, our roaming revenue increased $2.9 million, or 2.2%, to $134.1 million from $131.2 million for the year ended December 31, 1999. Roaming minutes have increased by 28.4% from 1999 to 2000, however, our roaming revenue per minute-of-use has decreased by 22.5%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into and scheduled rate reductions in existing contracts.

      For the year ended December 31, 2000, our equipment and other revenue decreased $0.9 million, or 4.9%, to $17.4 million from $18.3 million for the year ended December 31, 1999 due to increased phone discounts due to more competitive markets.

      Cost of service. For the year ended December 31, 2000, our total cost of service increased $14.0 million, or 24.4%, to $71.2 million from $57.2 million for the comparable period in 1999. The increase was primarily attributable to increased subscribers and minutes of use in our markets and markets owned by third party wireless providers. Our cost of service increased approximately $8.3 million due to increased charges by third-party wireless providers. The remaining increase of $5.7 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

      Cost of equipment. For the year ended December 31, 2000, our cost of equipment increased $10.9 million, or 56.4%, to $30.3 million from $19.4 million in 1999, primarily as a result of increases in the volume of equipment we sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

      Marketing and selling costs. For the year ended December 31, 2000, our marketing and selling costs increased $10.8 million, or 34.9%, to $41.9 million from $31.1 million for the year ended December 31, 1999 due to growth in gross subscriber additions. We had 210,200 gross subscriber additions during the year ended December 31, 2000 compared to 175,000 gross subscriber additions during the year ended December 31, 1999.

      General and administrative costs. For the year ended December 31, 2000, our general and administrative costs increased $3.7 million, or 8.6%, to $47.1 million from $43.4 million for the year ended December 31, 1999. This increase was the result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth of our business.

      Depreciation and amortization expense. For the year ended December 31, 2000, our depreciation and amortization expense increased $66.8 million, or 68.7%, to $164.0 million from $97.2 million for 1999. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired as part of our acquisition by the joint venture between AT&T Wireless and Dobson Communications in February 2000.

      Interest expense. For the year ended December 31, 2000, our interest expense increased $42.4 million, or 39.7%, to $149.3 million from $106.9 million for the year ended December 31, 1999. The increase was primarily a result of increased borrowings during 2000 to finance our acquisition.

      Income from discontinued operations. For the year ended December 31, 2000, our net income from discontinued operations totaled $1.3 million, which represents our net income from the Tennessee 4 market that was sold to Verizon Wireless on February 8, 2002.

      Net loss. For the year ended December 31, 2000, our net loss was $105.3 million. Our net loss increased $75.5 million, or 253.4%, from $29.8 million for the year ended December 31, 1999. The increase in our net loss was primarily attributable to our increase in depreciation and amortization expense and interest expense resulting from our acquisition by the joint venture, which was partially offset by an increase in revenue.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, the sale of debt securities and infusions of equity capital from one of our parents and its affiliates. Neither Dobson Communications nor AT&T Wireless is obligated to contribute equity capital or other financing to us or our subsidiaries.

Net Cash Flow

      At December 31, 2001, we had a working capital deficit of $0.5 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $6.0 million, which compares to a working capital deficit of $26.5 million, a ratio of current assets to current liabilities of 0.7:1 and an unrestricted cash balance of $14.9 million at December 31, 2000.

      Our net cash used in operating activities totaled $9.9 million for 2001 compared to net cash provided by operating activities of $19.5 million for the period from February 25, 2000 through December 31, 2000. The decrease of $29.4 million from the period from February 25, 2000 through December 31, 2000, to 2001 was primarily due to an increase in our net loss, deferred income taxes and our change in accounts payable for the period, which was offset by increased depreciation and amortization and our change in accounts receivable.

      Our net cash used in investing activities, totaling $55.8 million for the year ended December 31, 2001 and $41.0 million for the period from February 25, 2000 to December 31, 2000, related primarily to capital expenditures. Capital expenditures were $74.9 million for the year ended December 31, 2001, and $58.4 million for the period from February 25, 2000 to December 31, 2000.

      Net cash provided by financing activities was $56.7 million for the year ended December 31, 2001 compared to $11.0 million for the period from February 25, 2000 to December 31, 2000. Financing activity sources for the year ended December 31, 2001 consisted of proceeds from long-term debt of $233.0 million, proceeds from senior subordinated notes of $693.0 million, proceeds from issuance of preferred stock of $35.0 million, maturities of restricted investments of $39.0 million and a capital contribution of $16.4 million, which was offset by repayments of long-term debt totaling $797.4 million, purchase of restricted investments of $133.2 million and deferred financing costs of $19.9 million.

Capital Resources

      On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loan. We used proceeds from the issuance of our $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from our issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modifies certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid approximately $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $1,145.8 million. As of December 31, 2001, we had outstanding borrowings under our credit facility of $1,113.6 million, and approximately $32.2 million of credit availability.

      Our amended credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens and pay dividends. In addition, we are required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 7.00 to 1 at December 31, 2001, decreasing to 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 10.10 to 1 at December 31, 2001, decreasing to 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at December 31, 2001, increasing to 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.45 to 1 at December 31, 2001, increasing to 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1;

•	beginning on December 31, 2002, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 and continuing over time at 1.00 to 1; and

•	a limitation on capital expenditures.

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate at December 31, 2001 was 7.1% and interest rates have ranged in total between 5.0% and 10.1% since inception. We are required to reduce the outstanding principal balances of our term loans by a maximum of $46.9 million during the next twelve months.

      This credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

      Our credit facility includes a financial covenant requiring us to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, we will likely violate this covenant during 2002. We are currently in discussions with our lenders regarding an amendment to our credit facility. However, if we are unable to comply with the total debt leverage ratio or we renegotiate the credit facility and there is a covenant violation, our lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, an acceleration under the credit facility would allow the holders of our Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. If this were to occur, we would attempt to renegotiate the debt with the holders to provide for a more extended repayment term. There is no assurance that we would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. As a result, we may not continue as a going concern.

      On March 14, 2001, we sold $450.0 million Senior Subordinated Notes due 2009 at a discount of $3.3 million that carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, we sold $250.0 million of Senior Subordinated Notes due 2009 at a discount of $3.6 million that carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

      On June 29, 2001, we received $35.0 million from Dobson Communications from its purchase of 35,000 shares of our 12.0% Series A Preferred Stock. See Item 13 for a description of this preferred stock.

Capital Commitments

      We had capital expenditures of $74.9 million during 2001. We have budgeted approximately $50.0 to $55.0 million for capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin our GSM/GPRS overlay. We may also require additional financing for future acquisitions and to refinance our debt at its final maturities. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems, growth in our cash flows, and renegotiation of our credit facility, if necessary to avoid a default as described above, we believe that borrowings under our credit facility, the proceeds from the sale of $35.0 million of Series A preferred stock on June 29, 2001 and cash flows from operations are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2007. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, we will treat our wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, we will no longer amortize goodwill and wireless licenses. Instead, we will test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. During the year ended December 31, 2001, we recorded approximately $58.3 million and approximately $34.5 million of amortization expense, net of income tax, related to our goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS 142, we are now required to evaluate the carrying value of our indefinite life intangibles using their fair values. Upon the implementation of SFAS No. 142 on January 1, 2002, we expect to record charges, net of income tax, of approximately $282 million, to reflect the write-down of our wireless license acquisition costs to their fair value.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, two of our wholly-owned, indirect subsidiaries, entered into a definitive agreement to sell Tennessee 4 RSA. As a result of this sale, we elected to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of Tennessee 4 as discontinued operations in our consolidated financial statements.

Forward-Looking Statements

      The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of December 31, 2001, we had interest rate hedges under various derivative contracts totaling $1.03 billion on our $1.34 billion credit facility. The terms of these agreements expire in June 2002. Increases in interest expense related to the interest rate hedge for the years ended December 31, 2001 and 2000 were reflected in our results of operations. Prior to 2001, these amounts were immaterial since the interest rates from the hedge were consistent to current market interest rates. However, for the year ended December 31, 2001, the interest expense related to the hedge was approximately $25.8 million due to the decline in current market interest rates.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. The estimated fair market values of our total long-term fixed rate debt and our variable-rate debt are shown in Note 12 to our December 31, 2001 consolidated financial statements. Based on our market risk sensitive instruments outstanding at December 31, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Cellular Corporation and Subsidiaries
Report of Independent Public Accountants	31
Consolidated balance sheets as of December 31, 2001 and 2000	32
Consolidated statements of operations for the year ended December 31, 2001 and for the period from February 25, 2000 through December 31, 2000	33
Consolidated statements of stockholder’s equity for the year ended December 31, 2001 and for the period from February 25, 2000 through December 31, 2000	34
Consolidated statements of cash flows for the year ended December 31, 2001 and for the period from February 25, 2000 through December 31, 2000	35
Notes to consolidated financial statements	36
Report of Independent Auditors	48
Consolidated statement of operations for the year ended December 31, 1999	49
Consolidated statement of stockholders’ equity for the year ended December 31, 1999	50
Consolidated statement of cash flows for the year ended December 31, 1999	51
Notes to consolidated financial statements	52

INDEX TO SUPPLEMENTARY DATA

American Cellular Corporation and Subsidiaries
Selected quarterly financial data	59

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

American Cellular Corporation:

      We have audited the accompanying consolidated balance sheets of American Cellular Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company could violate one of the covenants of its bank debt agreement during 2002, resulting in its lenders having the right to declare its outstanding debt immediately due and payable, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As explained in Notes 2 and 3 to the consolidated financial statements, respectively, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and the disposal of long-lived assets.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,962,148	$14,880,667
Accounts receivable, net of allowance for doubtful accounts of $1,548,098 and $1,658,093 in 2001 and 2000, respectively	43,548,758	46,209,263
Restricted cash and investments	65,678,101	—
Inventory	8,013,595	8,196,334
Deferred tax assets	6,500,891	7,170,411
Prepaid expenses and other	1,744,011	1,386,845

Total current assets	131,447,504	77,843,520

PROPERTY, PLANT AND EQUIPMENT, net	203,168,050	184,654,958

OTHER ASSETS:
Restricted investments	32,184,495	—
Wireless license acquisition costs, net of accumulated amortization of $105,365,205 and $47,882,793 in 2001 and 2000, respectively	1,039,523,681	1,086,201,425
Goodwill, net of accumulated amortization of $108,592,621 and $50,277,607 in 2001 and 2000, respectively	1,069,532,164	1,129,512,357
Deferred financing costs and other, net of accumulated amortization of $8,652,380 and $3,426,409 in 2001 and 2000, respectively	45,410,003	30,603,549
Customer list, net of accumulated amortization of $17,681,703 and $8,106,703 in 2001 and 2000, respectively	30,318,297	39,893,297
Assets of discontinued operations	139,854,463	141,393,717

Total other assets	2,356,823,103	2,427,604,345

Total assets	$2,691,438,657	$2,690,102,823

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,783,741	$28,873,545
Accounts payable-affiliates	17,729,679	11,805,894
Accrued expenses	10,475,570	15,157,173
Accrued interest payable	31,308,522	11,596,175
Deferred revenue and customer deposits	11,745,161	9,448,139
Current portion of long-term debt	46,909,091	27,465,000

Total current liabilities	131,951,764	104,345,926

OTHER LIABILITIES:
Payables—affiliates	—	9,193,025
Long-term debt, net of current portion	1,760,208,032	1,650,535,000
Deferred tax liabilities	186,382,124	253,883,043
Liabilities of discontinued operations	7,495,882	6,389,217
Other non-current liabilities	23,698,750	—
Commitments (Note 11)
Series A preferred stock	37,138,711	—
STOCKHOLDER’S EQUITY:
Class A Common Stock, $.01 par value, 475,000 shares authorized and 100 issued in 2001 and 2000	1	1
Paid-in capital	797,827,564	764,999,999
Retained deficit	(239,044,921)	(99,243,388)
Accumulated other comprehensive loss, net of income tax benefit of $9,479,500	(14,219,250)	—

Total stockholder’s equity	544,563,394	665,756,612

Total liabilities and stockholder’s equity	$2,691,438,657	$2,690,102,823

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
		February 25, 2000
	For the Year Ended	through
	December 31,	December 31,
	2001	2000

OPERATING REVENUE:
Service revenue	$266,507,216	$181,274,795
Roaming revenue	132,250,992	113,108,060
Equipment and other revenue	18,484,430	14,960,111

Total operating revenue	417,242,638	309,342,966

OPERATING EXPENSES:
Cost of service	106,706,736	61,062,239
Cost of equipment	37,182,246	26,768,354
Marketing and selling	56,462,163	36,580,294
General and administrative	60,944,109	38,768,894
Depreciation and amortization	182,636,954	147,256,833

Total operating expenses	443,932,208	310,436,614

OPERATING LOSS	(26,689,570)	(1,093,648)
OTHER INCOME (EXPENSE):
Interest expense	(165,456,826)	(133,270,017)
Other income, net	3,723,072	536,308

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(188,423,324)	(133,827,357)
INCOME TAX BENEFIT	52,199,794	33,241,703

NET LOSS FROM CONTINUING OPERATIONS	(136,223,530)	(100,585,654)
DISCONTINUED OPERATIONS: (Note 3)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of income tax provision of $1,188,394 in 2001 and $2,548,131 in 2000	(1,439,293)	1,342,266

NET LOSS	(137,662,823)	(99,243,388)
DIVIDENDS ON PREFERRED STOCK	(2,138,710)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDER	$(139,801,533)	$(99,243,388)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(1,398,015)	$(992,434)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

		Stockholder’s Equity

						Accumulated
		Class A				Other	Total
	Comprehensive	Common		Paid in	Retained	Comprehensive	Stockholder’s
	Loss	Stock		Capital	Deficit	Loss	Equity

FEBRUARY 25, 2000		100	$1	$764,999,999	—	—	$765,000,000
Capital contribution		—	—	—	—	—	—
Net loss		—	—	—	(99,243,388)	—	(99,243,388)

DECEMBER 31, 2000		100	$1	$764,999,999	$(99,243,388)	—	$665,756,612
Net loss	$(137,662,823)	—	—	—	(137,662,823)	—	(137,662,823)
Other comprehensive loss —
SFAS 133 transition adjustment, net of tax	(9,510,365)	—	—	—	—	(9,510,365)	(9,510,365)
SFAS 133 transition adjustment reclassified into earnings, net of tax	9,510,365	—	—	—	—	9,510,365	9,510,365
Change in fair value of hedge transactions, net of tax	(14,219,250)	—	—	—	—	(14,219,250)	(14,219,250)

Total comprehensive loss	$(151,882,073)

Capital contribution		—	—	32,827,565	—	—	32,827,565
Preferred stock dividends		—	—	—	(2,138,710)	—	(2,138,710)

DECEMBER 31, 2001		100	$1	$797,827,564	$(239,044,921)	$(14,219,250)	$544,563,394

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
		February 25, 2000
	For the Year Ended	through
	December 31, 2001	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(136,223,530)	$(100,585,654)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities—
Depreciation and amortization	182,636,954	147,256,833
Amortization of bond premium and financing costs	5,718,138	3,426,409
Deferred income taxes and investment tax credits, net	(58,021,420)	(27,900,333)
Loss (gain) on disposition of assets, net	481,208	(139,632)
Changes in current assets and liabilities—
Accounts receivable	2,660,505	(15,703,276)
Inventory	182,739	(4,310,319)
Prepaid expenses and other	(3,334,691)	(6,979,840)
Accounts payable	(11,036,387)	34,547,797
Accrued expenses	4,782,503	(13,688,395)
Deferred revenue and customer deposits	2,297,022	3,531,713

Net cash (used in) provided by operating activities	(9,856,959)	19,455,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,850,030)	(58,449,899)
Proceeds from sale of PCS licenses	5,000,000	—
Change in receivable from discontinued operations	11,454,868	17,509,334
Other investing activities	2,623,869	(23,788)

Net cash used in investing activities	(55,771,293)	(40,964,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	233,000,000	114,000,000
Repayments of long-term debt	(797,395,544)	(111,000,000)
Proceeds from senior subordinated notes	693,020,500	—
Issuance of preferred stock	35,000,000	—
Deferred financing costs	(19,920,432)	(1,154,410)
(Repayments to) advances from affiliate for capital expenditures	(9,193,025)	9,193,025
Capital contribution	16,413,782	—
Maturities of restricted investments	38,976,389	—
Purchase of restricted investments	(133,191,937)	—

Net cash provided by financing activities	56,709,733	11,038,615

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,918,519)	(10,470,435)
CASH AND CASH EQUIVALENTS, beginning of year	14,880,667	25,351,102

CASH AND CASH EQUIVALENTS, end of year	$5,962,148	$14,880,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—
Interest, net of amounts capitalized	$154,662,660	$124,274,707
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution of PCS licenses and certain other assets	$16,413,783	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

      American Cellular Corporation was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries (“the Company”) were acquired by ACC Acquisition LLC, an equally owned joint venture between Dobson Communications and AT&T Wireless Services, Inc. (“the Joint Venture”). The acquisition costs as of February 25, 2000 were pushed down to the Company, thus creating a new basis in the assets and liabilities of the Company. Therefore, the financial statements and the related notes presented here for the year ended December 31, 2000, are for the period from the acquisition date (February 25, 2000) through December 31, 2000. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility, including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund its ongoing operations, planned capital expenditures or other permissible uses.

      The Company’s ability to manage future growth will depend upon its ability to monitor operations, control costs and maintain effective quality controls, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve its systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company’s business could have a material adverse effect on the Company’s business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of all subsidiaries. For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides wireless services. Significant intercompany accounts and transactions have been eliminated.

Business Segments

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents on the accompanying consolidated balance sheets include cash and short-term investments with original maturities of three months or less.

Inventory

      The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

Impairment of Long-Lived Assets

      The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances indicate that an asset’s carrying value

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. At December 31, 2001, such losses have been identified by the Company.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Wireless license acquisition costs are being amortized on a straight-line basis over twenty years. Amortization expense of $57,482,412 and $47,882,793 was recorded in 2001 and the period from February 25, 2000 through December 31, 2000, respectively.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. See “Recently Issued Accounting Pronouncements” below for additional discussion of accounting for wireless license acquisition costs.

Customer List

      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $9,575,000 and $8,106,703 was recorded in 2001 and the period from February 25, 2000 through December 31, 2000, respectively.

Goodwill

      Goodwill is being amortized on a straight-line basis over twenty years. Amortization expense related to goodwill of $58,315,014 and $50,277,607 was recorded in 2001 and the period from February 25, 2000 through December 31, 2000, respectively.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. See “Recently Issued Accounting Pronouncements” below for additional discussion of accounting for goodwill.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the nine-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $5,225,971 and $3,426,409 was recorded in 2001 and for the period from February 25, 2000 through December 31, 2000, respectively.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Revenue Recognition

      The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of $2,858,515 and $3,280,176 as of December 31, 2001 and 2000, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenues or results of operations.

Disposal of Long-Lived Assets

      As of January 1, 2001, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The discontinued operations described in (Note 3) are reflected in the financial statements as “(Loss) Income from Discontinued Operations.” Prior year balances have been adjusted to reflect this change in accounting standard.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 78% and 70% of the Company’s roaming revenue was earned from three wireless carriers during the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000, respectively.

Recently Issued Accounting Pronouncements

      In July 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Derivatives and Hedging.” (“SFAS 133”). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 138, was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a transition adjustment, net of income tax, to other comprehensive loss totaling $9.5 million relating to its interest rate hedges.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, the Company would treat its wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, the Company will no longer amortize goodwill and wireless licenses. Instead, the Company will test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. During, the year ended December 31, 2001, the Company recorded approximately $58.3 million and approximately $34.5 million of amortization expense, net of income tax, related to its goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS 142, the Company is now required to evaluate the carrying value of its indefinite life intangibles using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company expects to record charges, net of income tax, of approximately $282 million to reflect the write-down of its wireless license acquisition costs to their fair value.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, two of the Company’s wholly-owned, indirect subsidiaries, entered into a definitive agreement to sell Tennessee 4 RSA. With this sale, the Company decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the results of operations, assets and liabilities of Tennessee 4 as discontinued operations, see Note 3 below.

3. DISCONTINUED OPERATIONS:

      On October 30, 2001, two of the Company’s wholly-owned, indirect subsidiaries entered into a definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total purchase price of $202.0 million. The Tennessee 4 RSA covers a population of approximately 290,800. The sale was completed on February 8, 2002, and proceeds were primarily used to pay down bank debt. The Company’s financials have been restated to

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS: (Continued)

reflect the sale of these properties to Verizon Wireless, which are accounted for as discontinued operations in the Company’s consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces APB Opinion No. 30 for the disposal of segments of a business, the consolidated financial statements have been restated for all periods presented to reflect the Tennessee 4 operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 and 2000 consolidated balance sheets and consist of the following:

	December 31,	December 31,
	2001	2000

	($ in thousands)
Cash and cash equivalents	$85	$242
Other current assets	4,442	2,197
Property, plant and equipment, net	9,647	8,331
Goodwill, net	63,044	65,739
Wireless license acquisition costs, net	61,303	63,218
Other assets	1,333	1,667

Total assets of discontinued operations	$139,854	$141,394

Current liabilities	$1,744	$1,834
Other liabilities	5,752	4,555

Total liabilities of discontinued operations	$7,496	$6,389

      The net (loss) income from discontinued operations was classified on the consolidated statement of operations as “(Loss) income from discontinued operations.” Summarized results of discontinued operations are as follows:

		For the Period from
		February 25, 2000
	For the Year Ended	through
	December 31,	December 31,
	2001	2000

	($ in thousands)
Net revenues	$30,976	$27,494
(Loss) income before income taxes	(251)	3,890
Income tax provision	(1,188)	(2,548)
(Loss) income from discontinued operations	(1,439)	1,342

      The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the Tennessee 4 operations. The interest expense allocated to these operations was $9.6 million for the year ended December 31, 2001 and $7.7 million for the period from February 25, 2000 through December 31, 2000.

      The Company completed the sale of Tennessee 4 on February 8, 2002, and will record losses incurred through that date and the related gain on the sale, during the first quarter of 2002.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials overhead and capitalized interest. For the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000, interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $57,264,527 and $40,989,730 was recorded for the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000, respectively.

      Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2001 and 2000:

	Useful
	Life	2001	2000

Wireless systems and equipment	3-10	$265,077,424	$172,377,536
Buildings and improvements	5-40	17,635,367	9,529,416
Vehicles, aircraft and other work equipment	3-10	1,478,789	1,495,878
Furniture and office equipment	5-10	13,747,058	12,319,460
Plant under construction		1,979,214	28,876,710
Land		1,045,688	1,045,688

Property, plant and equipment		300,963,540	225,644,688
Accumulated depreciation		(97,795,490)	(40,989,730)

Property, plant and equipment, net		$203,168,050	$184,654,958

5. LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2001 and 2000, consisted of the following:

	2001	2000

Credit facility	$1,113,604,456	$1,678,000,000
Senior Subordinated Notes, net of discount	693,512,667	—

Total debt	1,807,117,123	1,678,000,000
Less-Current maturities	46,909,091	27,465,000

Total long-term debt	$1,760,208,032	$1,650,535,000

Credit Facility

      On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of the Company by the Joint Venture. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

of $250.0 million Senior Subordinated Notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modifies certain financial covenants (as described below). The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $1,145.8 million. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $1,113.6 million, and approximately $32.2 million of credit availability.

      The Company’s amended credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Company is required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 7.00 to 1 at December 31, 2001, decreasing to 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 10.10 to 1 at December 31, 2001, decreasing to 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at December 31, 2001, increasing to 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.45 to 1 at December 31, 2001, increasing to 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1;

•	beginning on December 31, 2002, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 and continuing over time at 1.00 to 1; and

•	a limitation on capital expenditures.

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate at December 31, 2001 was 7.1%, and interest rates have ranged in total between 5.0% and 10.1% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

      This credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

      The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, the Company will likely violate this covenant during 2002. Management is currently in discussions with the lenders regarding an amendment to the credit facility. However, if the Company is unable to comply with the total debt leverage ratio or is unable to renegotiate the credit facility and there is a covenant violation, the lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, an acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. If this were to occur, management would attempt to renegotiate the debt with the holders to provide for a more extended repayment term. There is no assurance that management would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. As a result, this raises substantial doubt about the Company’s ability to continue as a going concern.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

Senior Subordinated Notes

      On March 14, 2001, the Company completed the sale of $450.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, the Company completed the sale of $250.0 million of Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.6 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

      Restricted cash and investments consist of interest pledge deposits for the Senior Subordinated Notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million Senior Subordinated Notes, net of interest earned and payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million Senior Subordinated Notes, net of interest earned and payments issued to bondholders.

Minimum Future Payments

      Minimum future payments of long-term debt for years subsequent to December 31, 2001, are as follows:

2002	$46,909,091
2003	70,407,214
2004	93,905,337
2005	117,403,461
2006	212,449,323
2007 and thereafter	1,266,042,697

$1,807,117,123

Interest Rate Hedges

      The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This agreement expired in June 2001 and was replaced with another agreement. The new agreement expires June 30, 2002 and sets the interest rate on $1.03 billion of debt at a rate of 6.7%.

      On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a transition adjustment, net of income tax, to other comprehensive loss totaling $9.5 million relating to its interest rate hedges. As of December 31, 2001, the Company’s accumulated other comprehensive loss, net of income tax, grew to $14.2 million as a result of the decline in interest rates. All of the contracts related to this amount will be settled and reversed out of accumulated other comprehensive loss during 2002.

6. STOCKHOLDER’S EQUITY:

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS’ EQUITY: (Continued)

      On January 18, 2001, the Company received a $32.8 million capital contribution from its shareholder. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

      On February 25, 2000, AT&T Wireless and Dobson Communications contributed $765.0 million to the Joint Venture to complete the acquisition of the Company.

7. ACQUISITION:

      On February 25, 2000, the Joint Venture acquired the Company for $2.44 billion, of which $765.0 million was in the form of a capital contribution to the Company and the remaining $1.675 billion was financed by the Company’s new credit facility. The Company’s markets include systems in eleven states. This acquisition was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the Company’s assets and liabilities. The allocation of the $2.44 billion of purchase price on February 25, 2000, was the following:

Current assets	$63,606,606
Property, plant and equipment	174,511,971
Wireless license costs	1,200,089,119
Customer list	50,000,000
Goodwill	1,248,454,988
Other assets	33,898,836
Current liabilities	(48,778,143)
Deferred tax liabilities	(281,783,377)

$2,440,000,000

8. EMPLOYEE BENEFIT PLANS:

      All employees are employed by one of the Company’s principal owners, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were approximately $590,000 and $308,500 for the year ended December 31, 2001 and for the period from February 25, 2000, through December 31, 2000, respectively, and were recorded as general and administrative expenses in the accompanying statements of operations.

9. TAXES:

      Benefit for income taxes for the years ended December 31, 2001 and for the period from February 25, 2000 through December 31, 2000 were as follows:

		February 25,
		2000
	Year Ended	through
	December 31,	December 31,
	2001	2000

Federal income taxes—
Deferred	$(44,369,825)	$(28,255,448)
State income taxes (current and deferred)	(7,829,969)	(4,986,255)

Total income tax benefit	$(52,199,794)	$(33,241,703)

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TAXES: (Continued)

      The benefits for income taxes for the years ended December 31, 2001, and for the period from February 25, 2000 through December 31, 2000, differ from amounts computed at the statutory rate as follows:

		February 25,
		2000
	Year Ended	through
	December 31,	December 31,
	2001	2000

Income taxes at statutory rate (34%)	$(64,063,930)	$(45,501,301)
State income taxes, net of Federal income tax effect	(11,305,399)	(8,029,641)
Goodwill amortization, for which no benefit is recognized	23,326,005	20,111,043
Other, net	(156,470)	178,196

	$(52,199,794)	$(33,241,703)

      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows:

	December 31,	December 31,
	2001	2000

Current deferred income taxes:
Allowance for doubtful accounts receivable	$682,000	$724,100
Accrued liabilities	5,819,000	6,446,300

Net current deferred income tax asset	6,501,000	7,170,400

Noncurrent deferred income taxes:
Fixed assets	(29,270,000)	(30,843,424)
Intangible assets	(320,473,000)	(346,975,198)
Interest rate hedges	9,479,500	—
Tax credits and carryforwards	153,881,500	123,935,622

Net noncurrent deferred income tax liability	(186,382,000)	(253,883,000)

Total net deferred income tax liability	$(179,881,000)	$(246,712,600)

      At December 31, 2001, the Company had NOL carryforwards of approximately $386.0 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2009.

10. RELATED PARTY TRANSACTIONS:

      At December 31, 2001 and 2000, the Company had payables totaling approximately $17.7 million and $21.0 million, respectively, due to related parties. The amounts represent expenditures and expense allocations made by Dobson Communications on behalf of the Company.

      Dobson Communications provides certain services to the Company in accordance with a management agreement. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers. Costs allocated to the Company from Dobson Communications were approximately $10.6 million and $4.1 million for the year ended December 31, 2001 and for the period from February 25, 2000 through December 31, 2000, respectively. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on the Company’s behalf, primarily related to compensation-related expenses, totaling $40.4 million and

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTY TRANSACTIONS: (Continued)

$27.8 million for the year ended December 31, 2001 and for the period from February 25, 2000 through December 31, 2000, respectively.

11. COMMITMENTS:

      Effective November 16, 2001, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004. Of the commitment, approximately $43.4 million remained at December 31, 2001.

      Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2001, are as follows:

2002	$10,030,000
2003	8,525,000
2004	7,045,000
2005	5,497,000
2006	3,612,000
2007 and thereafter	8,932,000

      Lease expense under the above leases was approximately $11.0 million and $6.8 million for the year ended December 31, 2001, and for the period from February 25, 2000 through December 31, 2000, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturation. The Company estimates the fair value of its interest rate hedge based on the current market value of the hedge instruments.

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Restricted cash and investments	$97,862,596	$97,862,596	$—	$—
Credit facility	1,113,604,456	1,113,604,456	1,678,000,000	1,678,000,000
Senior Subordinated notes	693,512,667	676,174,850	—	—
Interest rate hedge liability	23,698,750	23,698,750	—	15,850,608

13. SUBSEQUENT EVENTS:

      On February 8, 2002, one of the Company’s wholly-owned, indirect subsidiaries completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covers a total population of

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS: (Continued)

approximately 290,800 and a subscriber base of approximately 24,900, which are not included in the Company’s December 31, 2001 reported amounts. As a result of this agreement, the results of operations for Tennessee 4 RSA during the years presented are included in the Company’s consolidated financial statements as discontinued operations.

Report of Independent Auditors

To the Board of Directors of

American Cellular Corporation:

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of American Cellular Corporation and subsidiaries (the Company) for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of American Cellular Corporation and its subsidiaries operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Chicago, Illinois,

February 9, 2000

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands)

Year Ended
December 31,
1999

Revenues
Service revenues	$176,323
Roaming revenues	131,174
Equipment sales	9,931
Other	8,393

Total revenues	325,821
Costs and expenses
Cost of cellular service	57,246
Cost of equipment sold	19,356
General and administrative	43,350
Sales and marketing	31,078
Depreciation and amortization	97,217

Total costs and expenses	248,247

Operating income	77,574
Other income (expense)
Interest expense	(106,888)
Interest income	4,912
Other income, net	6

(101,970)

Loss before provision for income taxes	(24,396)
Provision for income taxes	(5,418)

Net loss	$(29,814)

See notes to consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Series A		Class A		Class B

	Preferred Stock		Common Stock		Common Stock		Additional
							Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balance at December 31, 1998	3,250,000	$344,375	250,000	$3	19,387	$—	$25,191	$(106,200)
Conversion of Class B stock	—	—	4,819	—	(4,819)	—	—	—
Accrued preferred stock dividends	—	44,105	—	—	—	—	—	(44,105)
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	(29,814)

Balance at December 31, 1999	3,250,000	$388,480	254,819	$3	14,568	$—	$25,191	$(180,119)

See notes to consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

Year Ended
December 31,
1999

Operating activities
Net loss	$(29,814)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	97,217
Amortization of deferred financing costs	4,409
Deferred income taxes	5,171
Accretion of discount on Senior Notes	217
Amortization of premium on restricted investments	281
Changes in working capital components:
Accounts receivable	(6,181)
Inventories	(3,211)
Prepaid and other current assets	(1,071)
Accounts payable	(555)
Interest payable	(1,988)
Accrued operating expenses	(4,075)
Income and other taxes payable	2,836
Deferred revenue	(668)
Other current liabilities	408

Net cash provided by operating activities	62,976
Investing activities
Purchase of fixed assets	(50,462)
Proceeds from sale of fixed assets	2,179
Change in restricted investments, net	26,425

Net cash used in investing activities	(21,858)
Financing activities
Repayment on credit facility	(3,000)
Proceeds from termination of hedging instruments	3,182
Deferred financing costs	(419)

Net cash used in financing activities	(237)

Increase in cash and cash equivalents	40,881
Cash and cash equivalents at beginning of year	34,015

Cash and cash equivalents at end of year	$74,896

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$104,250
Income taxes	671

See notes to consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation, and Pending Sale of Business

      American Cellular Corporation, a Delaware corporation, was formed on February 26, 1998, to acquire the operations of PriCellular Corporation. American Cellular Corporation and Subsidiaries (the Company) is principally engaged in the ownership and operation of cellular telephone systems. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

      The consolidated financial statements include the assets, liabilities, and results of operations of entities in which the Company has a controlling interest. All significant intercompany balances and transactions have been eliminated.

Pending Sale of Business

      On October 5, 1999, American Cellular Corporation entered into an Agreement and plan of Merger (the Merger Agreement) pursuant to which a newly formed joint venture of Dobson Communications Corporation and AT&T Wireless Systems, Inc. will, subject to the terms and conditions set forth in the Merger Agreement, acquire the Company by merging a wholly owned subsidiary of the joint venture with and into the Company (the Merger). Pursuant to the Merger Agreement, each share of Class A common stock, par value $.01 per share, of the Company will, at the effective time of the Merger (the Effective Time), be converted into the right to receive $3,244.24 per share in cash, plus interest thereon for the period commencing January 1, 2000, through and including the closing sate at a rate of 8% per annum (the Common Stock Purchase Price). As provided in the Merger Agreement, the Common Stock Purchase Price is subject to adjustment in the event shares of common stock are repurchased by the Company pursuant to stock repurchase rights prior to the Effective Time.

      The Merger Agreement further provides that each share of nonvoting Class B common stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will become fully vested and will automatically be converted into one share of Class A common stock at the Effective Time in accordance with the terms of the grant thereof and, as such, will there upon be subject to conversion into the right to receive the Common Stock Purchase Price. In addition, each share of nonvoting Series A Preferred Stock par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will, consistent with the terms of such preferred stock designated in the Company’s certificate of incorporation, be converted at the Effective Time into the right to receive $100 per share in cash plus all accrued but unpaid dividends thereon to and including the Effective Time.

      Concurrent with the execution of the Merger Agreement, certain stockholders of the Company executed a stockholder Voting Agreement, dated as of October 5, 1999, pursuant to which, among other things, such stockholders agreed to vote all shares beneficially owned by such persons in favor of the Merger and each of the other transactions contemplated by the Merger Agreement at any meeting of the Company’s stockholders in connection with the Merger (or otherwise to consent in writing thereto, as the case may be). As majority of the stockholders of the Company voted to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, at a meeting of the stockholders held on October 5, 1999.

      The Merger is expected to be completed in February 2000.

2. Significant Accounting Policies

Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Cellular Operations

      The Company owns a 44.5% interest in a joint venture with SBC Communications, Inc. (SBC). Under the terms of the joint venture agreement, the Company recorded preferential distributions, which totaled $5.3 million for the year ended December 31, 1999, which are included in other revenues. SBC has operating control of the properties and, accordingly, the Company accounts for its investment using the cost method. The Company also had an option to put its joint venture interest to SBC, which it exercised for $39.1 million on December 1, 1999. The sale of the Company’s investment, which is expected to close in the first quarter 2000, will result in a pretax gain of approximately $3.6 million.

Revenue Recognition

      The Company earns revenue by providing access to its cellular system and for usage of its cellular system (collectively subscriber revenues), for providing service to customers from other cellular systems who roam through the service area (roaming revenues), and for long-distance calls placed by the Company’s customers and those of other carriers within the Company’s service area (toll revenues).

      Access revenue is billed one month in advance and is recognized when earned. Airtime, long-distance, and roaming revenues are recognized when the service is rendered. Equipment sales are recognized on delivery of the equipment to the customer.

Advertising Costs

      Advertising costs relating to new subscribers are expensed in the period in which they are incurred. Advertising expense amounted to $6.6 million for the year ended December 31, 1999.

Comprehensive Loss

      Net loss for the year ended December 31, 1999, is the same as comprehensive loss.

Concentrations of Credit Risk

      No single customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management’s expectations.

Pending Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which will be adopted by the Company effective January 1, 2001. The Statement will require the Company to recognize all derivatives, including interest rate swaps and collars, on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has terminated all of its interest rate swaps and collars as of December 31, 1999. Accordingly, unless other derivative instruments are acquired, management does not expect the adoption of Statement 133 will have any effect on the results of operations or financial position of the Company.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cellular Facilities, Equipment, and Other

      Cellular facilities, equipment, and other fixed assets are recorded at cost, including labor associated with construction. Depreciation is computed using the straight-line method over the estimated useful lives, typically three to seven years. Depreciation expense was $34.6 million for the year ended December 31, 1999.

3. Long-Term Debt

      Long-term debt consists of the following (in thousands):

	December 31,	Fair
	1999	Market Value

Borrowings under Credit Facility:
Revolver Loans	$66,000	$66,000
Tranche A Term Loans	450,000	450,000
Tranche B Term Loans	198,500	198,500
Tranche C Term Loans	198,500	198,500
10.5% Senior Notes, due 2008	283,188	316,350 (1)

	1,196,188	$1,229,350

Less: Current portion	(25,608)

	$1,170,580

(1)	Based on quoted market price.

      The bank syndicated Credit Facility provides a subsidiary of the Company up to $1 billion in four tranches ($450 million on Tranche A, $200 million for each Tranche B and C, and up to $150 million on the Revolver). Payments under the Credit Facility are due quarterly, in varying installments through December 2007. Additional payments are required for excess cash flow pursuant to the Credit Facility agreement. These amounts totaled $21,608,000 in 1999 and accordingly, are reflected as current at December 31, 1999. Interest is payable quarterly at the adjusted prime rate, plus the applicable margin for each tranche (0.125% for the Revolver and Tranche A, 1.5% for Tranche B, and 1.75% for Tranche C) or LIBOR, plus the applicable margin for each tranche (1.125% for the Revolver and Tranche A, 2.5% for Tranche B, and 2.75% for Tranche C), based on the subsidiary consolidated leverage ratio. As of December 31, 1999, the interest rates applicable on the tranches of the Credit Facility ranged from approximately 6.73% to 8.35%, yielding a weighted-average rate of 7.38%. In addition, commitment fees of 0.25% on the unutilized portion of the Revolver are payable quarterly. At December 31, 1999, the Company had $84.0 million available under the Revolver Loans of the Credit Facility. Substantially all of the subsidiaries assets are pledged as collateral to the Credit Facility. The Credit Facility contains several financial covenants related to the subsidiary’s leverage and debt service ratios and restrictions on the subsidiary’s incurrence of additional debt, payment of dividends, incurrence of liens, and payments and transfers of net assets from the subsidiary to the Company. Restricted net assets of the Company approximated $464.1 million as of December 31, 1999.

      On May 13, 1998, the Company issued approximately $285.0 million aggregate principal amount of 10.5% Senior Notes (the Notes), due 2008. The Notes are unsecured and subordinated to the Credit Facility. The Notes were issued at a price of 99.24% or $282.8 million. The original issue discount on the Notes accretes, compounded semiannually, to yield an effective rate of 10.63%. Interest is payable semiannually on each May 15 and November 15. The first six scheduled interest payments on the Notes will be funded from securities held in escrow.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Notes are subject to redemption at any time on or after May 15, 2003, at the option of the Company, in amounts of $1,000 at the following redemption prices, if redeemed during the 12-month period beginning May 15 of the years indicated below:

Redemption
Year	Prices

2003	105.25%
2004	103.50
2005	101.75
Thereafter	100.00

      The holders of record receive the redemption price plus any accrued and unpaid interest. In addition, at any time prior to May 15, 2001, the Company may use the net cash proceeds of one or more equity offerings to redeem up to an aggregate 35% of the principal amount of Notes originally issued at a redemption price equal to 110.50%, plus any accrued and unpaid interest.

      In the event of a change of control as defined in the Notes indenture, each holder of Notes will have the right to require the Company to repurchase all or any part of such holder’s Notes, at a cash price equal to 101% of the aggregate principal amount plus any accrued and unpaid interest. On January 12, 2000, ACC Acquisition Company, an entity formed to complete the acquisition of the Company described in Note 1, announced a tender offer to purchase all of the Company’s outstanding Notes at a redemption price as described in the Offer to Purchase and Consent Solicitation.

      As part of its interest rate risk management program, the Company utilized interest rate swap and collar agreements to hedge variable interest rate risk under the Credit Facility. Net interest paid or received related to such agreements was recorded using the accrual method and as an adjustment to interest expense. At December 31, 1998, the Company had interest rate collars with an aggregate notional amount of $700 million, effectively fixing the interest rate between 5.38% and 6.00%, expiring in 2001. At December 31, 1998, the Company had an interest rate swap with a notional amount of $100 million, effectively fixing the interest rate to 5.84%, expiring in 2001. During the fourth quarter of 1999, the Company terminated all of its interest rate swap and collar agreements resulting in a gain of approximately $3.3 million. The gain has been deferred and is being amortized into income over the remaining terms of the swap and collar agreements. The deferred gain at December 31, 1999, totaled approximately $3.2 million.

      The maturities of the Company’s long-term debt are as follows (in thousands):

2000	$25,608
2001	49,000
2002	49,000
2003	71,500
2004	71,500
Thereafter	929,580

$1,196,188

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Income Taxes

      The significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

December 31,
1999

Deferred tax liabilities:
Cellular facilities, equipment, and other	$(27,457)
Intangible assets	(8,102)
State and local deferred taxes	(6,656)
Investment in joint venture	(3,065)
Other	(5,032)
Deferred tax assets:
Net operating loss carryforwards	79,651
Accruals	952
Other	3,249

Net deferred tax assets	33,540
Valuation allowance	(33,540)

Net deferred tax liability	$—

      At December 31, 1999, the Company had federal tax net operating loss carryforwards (NOLs) of approximately $207.5 million which are available to offset future federal taxable income. NOLs begin expiring in the year 2009 through 2018 as follows: 2009-$2.0 million; 2010-$1.7 million; 2011-$5.6 million; 2012-$22.4 million; and 2018-$175.8 million. At December 31, 1999, the Company had state tax NOLs of approximately $126.6 million.

      The Company established a valuation allowance in accordance with generally accepted accounting principles. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only when management’s assessment indicates that it is more likely than not that the deferred tax assets will be realized.

      A reconciliation of the income tax provision based upon the federal statutory rate to the actual income tax provision is as follows (in thousands):

Year Ended
December 31,
1999

Income tax benefit at federal statutory rate	$(8,539)
Effect of:
State income tax expense, net of federal benefit	818
Amortization of goodwill/cellular licenses	12,951
AMT provision and other	188

Income tax expense	$5,418

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense consists of the following (in thousands):

Current taxes:
Federal	$160
State	87

Total current taxes	247

Deferred taxes:
Federal	4,000
State	1,171

Total deferred taxes	5,171

Total tax provision	$5,418

      For the year ended December 31, 1999, the Company recorded a deferred tax provision of $5,171,000 related to the utilization of preacquisition net operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the utilization of such preacquisition tax benefits has been recorded as a reduction to goodwill.

5. Stockholders’ Equity

Preferred Stock

      The Company issued 3,250,000 shares of Series A Preferred Stock for gross proceeds of $325 million. The preferred stock accrues dividends daily at the rate of 12% per annum, compounded quarterly. Such dividends shall accrue and be cumulative on the stated value of $100 per share. Dividends shall be payable quarterly, in arrears, on the last day of each December, March, June, and September. Dividends shall be paid in cash. If the payment does not occur on a regular dividend date, dividends shall accrue to the final payment date.

      The holders of Series A Preferred Stock have preference and priority over the holders of shares of any stock of the Company ranking junior to the Series A Preferred Stock, with respect to the payment of dividends or distribution of assets, whether upon liquidation, dissolution, winding up, or otherwise (Junior Stock). No dividend or distribution shall be declared or paid, either directly or indirectly, nor shall any Junior Stock, or any warrants, rights, calls, or options exercisable or convertible into any Junior Stock be redeemed, purchased, retired, or otherwise acquired for any consideration, unless as of such date the Company has paid all dividends accrued and payable to date on the Series A Preferred Stock.

      If the Company shall adopt a plan of liquidation, dissolution, or winding up, no distribution shall be made to the holders of shares of Junior Stock, unless the holders of Series A Preferred Stock have received in cash the stated value, $100 per share, plus all accrued but unpaid dividends thereon.

      The Company shall have the right to redeem outstanding shares of Series A Preferred Stock at any time in aggregate amounts of $5 million or more at any one time. The redemption price shall be $100 per share plus the amount of all accrued and unpaid dividends through the redemption date.

      The Series A Preferred Stock have no voting rights, except certain actions in which each share of Series A Preferred Stock shall have one vote.

      The notes receivable from two stockholders related to the Series A Preferred Stock bear interest at 6%.

Class B Common Stock

      The Company has reserved 21,739 shares of its Class B Common Stock for issuance to certain of its employees. As of December 31, 1999, 14,568 shares are outstanding. The shares vest in equal, annual

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increments over a four-year period starting on the date of issuance. The shares are convertible into shares of Class A Common Stock on a one-to-one basis, and automatically convert when vested. As of December 31, 1999, 4,819 shares have vested.

Other

      Upon termination of employment without cause, certain employees have the right to put their Class A and B Common Stock and Series A Preferred Stock at the fair market value, provided the Company will have the right to pay certain amounts by issuing shares of Series A Preferred Stock.

6. Lease Commitments

      Minimum rental commitments as of December 31, 1999, for all noncancelable operating leases, consisting principally of leases for office space, real estate, and tower space, were as follows (in thousands):

2000	$5,133
2001	4,500
2002	3,992
2003	3,572
2004	2,572
Thereafter	12,473

$32,242

      Total rent expense amounted to approximately $5.8 million for the year ended December 31, 1999.

7. Related Parties

      The Company obtains customer information management and billing services from a vendor in which two of the Company’s directors have an indirect and noncontrolling ownership interest. Services provided to the Company by this vendor pursuant to the terms of a license agreement, totaled $9.3 million for the year ended December 31, 1999.

Supplementary Data

Selected Quarterly Financial Data (unaudited)

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2001	$90,290	$106,107	$116,550	$104,297
	2000	$26,187	$90,285	$101,776	$91,094
Operating income (loss)	2001	$(15,310)	$(3,945)	$2,339	$(9,774)
	2000	$(2,648)	$4,169	$8,792	$(11,406)
Net loss	2001	$(38,691)	$(32,831)	$(30,275)	$(35,866)
	2000	$(11,682)	$(24,237)	$(24,954)	$(38,370)
Loss applicable to common stockholders	2001	$(38,691)	$(32,831)	$(31,150)	$(37,129)
	2000	$(11,682)	$(24,237)	$(24,954)	$(38,370)
Loss per average common share	2001	$(387)	$(328)	$(312)	$(371)
	2000	$(117)	$(242)	$(250)	$(384)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Our directors and executive officers are set forth below. The ages and position titles of the persons set forth below are as of December 31, 2001.

Name	Age	Position

Everett R. Dobson	42	President and Director
Joseph E. Stumpf	35	Vice President and Director
Tamara A. Bramel	43	Vice President and Director
Bruce R. Knooihuizen	45	Treasurer and Director
Timothy J. Duffy	42	Vice President
Ronald L. Ripley	56	Secretary
Richard D. Sewell, Jr.	44	Assistant Treasurer

      Everett R. Dobson has served as our President and Director, and a member of the management committee of our parent, ACC Acquisition LLC, since February 2000. Since April 1996, Mr. Dobson has served as Chairman of the Board, Chief Executive Officer and a director of Dobson Communications. From 1990 to 1996, he was a director, President and Chief Operating Officer of Dobson Communications. Mr. Dobson served on the board of the Cellular Telecommunications & Internet Association in 1993 and 1994. He holds a B.A. in Economics from Southwestern Oklahoma State University and currently sits on its Foundation Board and chairs its Investment Committee.

      Joseph E. Stumpf has served as our Vice President and Director, and as a member of the management committee of our parent, ACC Acquisition LLC, since October 2000. He has served as Vice President, Acquisitions and Development at AT&T Wireless since July 2000. From 1997 to 1999 he was a junior partner with Rutledge & Company (now Rutledge Capital), a private equity firm based in Greenwich, CT. He practiced in the area of mergers and acquisitions and corporate finance as an Associate at the law firm Skadden, Arps, Slate, Meagher & Flom LLP, Los Angeles from 1995 to 1997 and at the law firm White & Case LLP in its Los Angeles, Hanoi and Bangkok offices from 1993 to 1995. He was a Senior Financial Services Consultant at Price Waterhouse, Los Angeles from 1988 to 1990 and held various finance and accounting positions with Great American Bank, San Diego from 1984 to 1988. He holds a B.S. in Business Administration from San Diego State University, an M.B.A. from Arizona State University and a J.D. from the University of Southern California.

      Tamara A. Bramel has served as our Vice President and Director since April 2001. Ms. Bramel first became associated with AT&T Wireless in 1985. Since 1999, Ms. Bramel has served as Vice President and General Manager of operations of AT&T Wireless in the southern United States. In this capacity, Ms. Bramel oversees operations of AT&T Wireless’ properties in Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma and Texas. Between 1985 and 1999, Ms. Bramel served AT&T Wireless in several capacities, including Controller, Director of Finance and Operations, Director of Consumer Sales and General Manager for Oklahoma, Arkansas and Missouri. She holds a B.B.A. in Accounting from the University of Oklahoma and is a Certified Public Accountant.

      Bruce R. Knooihuizen has served as our Treasurer and Director, and as a member of the management committee of our parent, ACC Acquisition LLC, since February 2000. He has served as Vice President and Chief Financial Officer of Dobson Communications since July 1996. From 1994 to 1996, Mr. Knooihuizen was Chief Financial Officer and Secretary for The Westlink Co. in San Diego, a wireless provider which was formerly an operating unit of US West. Previously, he was Treasurer and Controller of Ameritech Cellular

from 1990 to 1994; Director, Accounting Operations of Ameritech Applied Technologies from 1988 to 1990; and Controller of Ameritech Properties in 1988, all located in Chicago. From 1980 to 1988, he held various financial and accounting positions with The Ohio Bell Telephone Company. Mr. Knooihuizen received a B.S. in Finance from Miami University in Oxford, Ohio and an M.B.A. in finance from the University of Cincinnati.

      Timothy J. Duffy has served as our Vice President since October 2000. He has served as Chief Technical Officer and Senior Vice President of Network Operations and Engineering for Dobson Cellular Systems since December 1998. In this capacity, he manages Dobson’s wireless network facilities as well as engineering, design and build out of new cellular networks. Prior to joining us, Mr. Duffy worked for Sygnet Communications from 1985 to 1998 in engineering and related management positions. In 1983, he was employed as Director of Engineering for the Constrander Corporation where he was responsible for seven AM and FM radio broadcast facilities in Ohio and Pennsylvania. From 1976 to 1982, he served as Chief Engineer of radio station WGRP in Greenville, Pennsylvania. Mr. Duffy holds a U.S. patent concerning the integration of wireless phone location information to make call management decisions. He is a member of the Institute of Electrical and Electronics Engineers and holds a degree in Electrical Engineering from Pennsylvania State University.

      Ronald L. Ripley has served as our Secretary since February 2000. Mr. Ripley is Vice President and Senior Corporate Counsel of Dobson Communications, having served in that capacity since joining Dobson Communications in November 1997. From 1972 until November 1997, he was in the private practice of law in Oklahoma City, Oklahoma, the last eleven years of which he was a shareholder in the firm of Linn and Neville. He received a B.B.A. (with honors) in business and a Juris Doctor degree in law, both from the University of Oklahoma.

      Richard D. Sewell, Jr. has served as our Assistant Treasurer since February 2000. Mr. Sewell is Treasurer of Dobson Communications. He was employed by Dal-Tile International Inc., a ceramic tile manufacturer and distributor, as Vice President— Finance from 1997 to 1998, as Vice President— Treasurer from 1995 to 1997 and as Vice President— Financial Reporting from 1990 to 1995. From 1979 to 1989, Mr. Sewell was employed by a predecessor entity to Ernst & Young, a public accounting firm, concluding as a principal in their Entrepreneurial Service Group. Mr. Sewell received a B.S. in Accounting from the University of Missouri— Kansas City.

Item 11. Executive Compensation

      All compensation of our executive officers is paid by their primary employer. Directors receive no cash compensation for service on the Board of Directors or Committees of the Board. We reimburse directors for out-of-pocket expenses incurred in attending board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      All of our outstanding capital stock is held by ACC Acquisition LLC, which is equally and beneficially owned by AT&T Wireless and Dobson Communications.

Item 13. Certain Relationships and Related Transactions

Issuance of Preferred Stock

      On June 29, 2001, we received $35.0 million from one of our principal owners, Dobson Communications, for the purchase of 35,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to cumulative annual dividends on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series A Preferred Stock.

Contribution Agreement

      On January 18, 2001, pursuant to a contribution agreement among affiliates of AT&T Wireless, Dobson Communications and ACC Acquisition LLC, Dobson Communications made a capital contribution of $16.4 million in cash and AT&T Wireless contributed PCS licenses and other assets in certain portions of northeast Oklahoma and southeast Kansas to our parent, ACC Acquisition LLC. The cash and licenses were then contributed by ACC Acquisition LLC to us.

Limited Liability Company Agreement

Governance

      We are wholly-owned by ACC Acquisition LLC, a limited liability company equally owned by AT&T Wireless and Dobson Communications. Under its limited liability company agreement, ACC Acquisition’s management is vested in a four-person management committee, which consists of two representatives designated by AT&T Wireless and two designated by Dobson Communications. The approval of any merger, sale of a material portion of our assets, offering of our securities, our liquidation or other significant matter requires the affirmative vote of all representatives.

Change of Control

      The limited liability company agreement of our immediate parent, ACC Acquisition, contains change of control provisions. The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 15, 2002. To secure their obligations under these credit agreements DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended.

      If an event of default occurs under the loan agreements and the lender elects to foreclose on the collateral, Dobson Communications could experience a change of control under ACC Acquisition’s operating agreement. If Dobson Communications experiences a change of control and either:

•	ACC Acquisition remains a limited liability company and AT&T Wireless and its affiliates retain 100% of their initial voting interest and at least 80% of their initial economic interest in ACC Acquisition; or

•	ACC Acquisition is converted to a corporation, and AT&T Wireless and its affiliates retain at least 50% of their initial beneficial economic interest in ACC Acquisition,

then AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase Dobson Communication’s interest in ACC Acquisition, or sell its interest in ACC Acquisition to Dobson Communications, at a price established by AT&T Wireless or, at its election, by Dobson Communications. If this offer is made, Dobson Communications must either agree to sell its interest in ACC Acquisition to AT&T Wireless at the established price or purchase AT&T Wireless’ interest in ACC Acquisition at the same price. In addition, Dobson Communications will lose its right to appoint one of its two representatives to the management committee and its power to approve some significant matters.

      If AT&T Wireless chooses not to initiate the buy/sell procedure upon a change of control, Dobson Communications will have the right, subject to certain conditions, to initiate the buy/sell procedure. In addition, either Dobson Communications or AT&T Wireless may initiate a buy/sell procedure on the same terms described above after February 25, 2005. AT&T Wireless may also initiate a buy/sell procedure if:

•	we offer commercial mobile radio services other than wireless telecommunications services using TDMA or analog technology in service areas covering more than 15% of our total population; and

•	AT&T Wireless is offering, or intends to offer, these services in our service areas.

      Upon the consummation of a buy-sell procedure, our management agreement with Dobson Communications will immediately terminate, as will the limited non-compete and preferential roaming agreements among AT&T Wireless, Dobson Communications and us.

Transfer Restrictions

      Prior to February 25, 2003, neither AT&T Wireless nor Dobson Communications may transfer any interest in ACC Acquisition to a third party without the consent of the other. After February 25, 2003, each of AT&T Wireless and Dobson Communications has the right to transfer up to 20% of their economic interest in ACC Acquisition, subject to a pro rata tag-along right in favor of the other party. Any transfers above that 20% threshold will be subject to a right of first refusal and a tag-along right in favor of the other party. After February 25, 2003, if more than 20% of the economic interests in ACC Acquisition held by Dobson Communications or AT&T Wireless are transferred directly or indirectly to a third party, the transferring party will lose their voting rights in ACC Acquisition (including the right to appoint representatives to the management committee).

Limits on Competition

      So long as we continue to meet quality standards applicable generally to wireless systems owned by AT&T Wireless and its affiliates that utilize TDMA technology, AT&T Wireless has agreed not to construct, own or acquire a controlling interest in, or manage a communications system that provides TDMA mobile wireless service in areas in which we operate our cellular systems until February 25, 2005. However, AT&T Wireless and its affiliates may:

•	resell our communications services;

•	act as our agent for the sale of our communications services;

•	continue to provide wireless services to customers of AT&T Wireless or its affiliates in our territory;

•	provide or resell wireless telecommunications services to or from specific locations; and

•	act as an agent for other carriers who provide cellular products and services to national account customers of the carrier in the geographic areas in which we operate.

Management Agreement

      Dobson Cellular Systems, Inc., a subsidiary of Dobson Communications, provides all supervision, design, construction and management for us under a management agreement dated February 25, 2000. The management services provided include administration, accounting, billing, credit, collection, insurance, purchasing and clerical services; operational, engineering, maintenance and construction services; and marketing, sales and advertising services. To the extent employees of Dobson Cellular perform services for us under the management agreement, we reimburse Dobson Cellular for the allocable cost of the service provided, which for indirect services is generally based on the relative size of our populations or subscribers. Because of the services provided by Dobson Cellular under the management agreement, we have no employees of our own.

      The management agreement may be terminated:

•	by either party in the event of the bankruptcy, insolvency, dissolution, winding up or liquidation of the other party;

•	by ACC Acquisition (acting through its management committee excluding any representatives of Dobson Communications) upon a material breach by Dobson Cellular, upon a failure by ACC Acquisition to satisfy certain quality or financial performance standards established by Dobson Communications and AT&T Wireless, and in the event of certain changes of control of Dobson Communications or transfers by Dobson Communications of its interests in ACC Acquisition; and

•	by Dobson Cellular upon a material breach by ACC Acquisition.

      Additionally, the management agreement terminates upon the consummation of a purchase and sale transaction pursuant to the buy/sell procedure.

      Upon termination of the management agreement for any reason, AT&T Wireless will designate a replacement manager, which may be an affiliate of AT&T Wireless.

      During 2001 and 2000, we reimbursed Dobson Communications $10.6 million and $4.1 million for allocated shared costs, respectively. In addition, we reimbursed Dobson Communications for other expenses incurred by them on our behalf, primarily related to compensation-related expenses, totaling $40.4 million and $27.8 million for 2001 and 2000, respectively.

Operating Agreements

      We have entered into twenty year operating agreements dated February 25, 2000, with each of AT&T Wireless and Dobson Cellular Systems, a subsidiary of Dobson Communications.

      Under the terms of these agreements, until February 25, 2005:

•	Dobson Cellular will be the preferred provider of roaming services for our subscribers who roam in Dobson Cellular’s markets;

•	AT&T Wireless will be the preferred provider of roaming services for our subscribers who roam in AT&T Wireless’ markets; and

•	we will be the preferred provider of roaming services for Dobson Cellular’s subscribers and AT&T Wireless’ subscribers who roam in our markets.

•	In addition, the operating agreements contain provisions providing for declining rates over the twenty-year term of the agreement.

      The operating agreements only provide preferred provider status to each of the parties for TDMA service. Preferred provider status for GSM/GPRS is not provided for in the operating agreements.

      During 2001 and 2000, we received approximately $55.5 million and $46.6 million in roaming fees from AT&T Wireless and paid AT&T Wireless approximately $20.0 million and $8.5 million in roaming fees, respectively. During 2001 and 2000, we received approximately $0.6 million and $1.4 million in roaming fees from Dobson Communications and paid Dobson Communications approximately $1.5 million and $1.3 million in roaming fees, respectively.

      In addition, to the extent permitted by law, AT&T Corp. will be our preferred provider of long distance service for so long as AT&T Wireless is the preferred provider of roaming services for our subscribers who roam in AT&T Wireless’ markets.

      Pursuant to the ACC Acquisition’s limited liability company agreement, AT&T Wireless has the right, with respect to all or any portion of our markets, to terminate its 5-year limited non-competition agreement and terminate its roaming preferences described above upon a merger, consolidation, asset acquisition or disposition or other business combination of AT&T Corp. or its affiliates with a business that:

•	has annual telecommunication revenues in excess of $5.0 billion;

•	derives less than one-third of its aggregate revenues from wireless services; and

•	owns FCC licenses to offer, and does offer, mobile wireless services serving more than 25% of the population in our markets.

      Upon such acceleration or termination, the voting interests held by AT&T Wireless will cease to exist, and we will have the right to terminate the operating agreement with respect to the same portion of our markets.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements of American Cellular Corporation and Subsidiaries are included in Item 8:

American Cellular Corporation and Subsidiaries
Report of Independent Public Accountants.
Consolidated balance sheets as of December 31, 2001 and 2000.
Consolidated statements of operations for the year ended December 31, 2001 and for the period from February 25, 2000 to December 31, 2000.
Consolidated statements of stockholder’s equity for the year ended December 31, 2001 and for the period from February 25, 2000 to December 31, 2000.
Consolidated statements of cash flows for the year ended December 31, 2001 and for the period from February 25, 2000 to December 31, 2000.
Notes to consolidated financial statements.
Report of Independent Auditors.
Consolidated statement of operations for the year ended December 31, 1999.
Consolidated statement of stockholders’ equity for the year ended December 31, 1999.
Consolidated statement of cash flows for the year ended December 31, 1999.
Notes to consolidated financial statements.

      (a)(2) Financial Statement Schedules:

Schedule II— Valuation Allowance Accounts

      All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

American Cellular Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of American Cellular Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 22, 2002. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Company’s ability to continue as a going concern as discussed in Note 5 to the consolidated financial statements. In addition, our report includes an additional explanatory paragraph with respect to the change in the method of accounting for derivative instruments and hedging activities and the disposal of long-lived assets as discussed in Notes 2 and 3 to the consolidated financial statements, respectively. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

Item 14(a)2

SCHEDULE II

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM
FEBRUARY 25, 2000 THROUGH DECEMBER 31, 2000

	Balance at	Charged to
	beginning of	costs and		Balance at
	year	expenses	Deductions	end of year

Allowance for Doubtful Accounts Receivable:
2001	$1,658,093	$9,190,431	$9,300,426	$1,548,098
2000	$—	$3,846,517	$2,188,424	$1,658,093

      Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

Exhibit		Method of
Number	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.4.1	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
10.4.2	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
10.4.3	Third Amendment to Credit Agreement dated September 27, 2001	(5)
10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]

Exhibit		Method of
Number	Description	Filing

10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)
99	Letter regarding Arthur Andersen LLP	(5)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed herewith

      (b) Reports on Form 8-K

      Not applicable

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2002.

AMERICAN CELLULAR CORPORATION

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ EVERETT R. DOBSON Everett R. Dobson	President and Director (Principal Executive Officer)	March 27, 2002

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Treasurer and Director (Principal Financial Officer)	March 27, 2002

/s/ JOSEPH E. STUMPF Joseph E. Stumpf	Vice President and Director	March 27, 2002

/s/ TAMARA A. BRAMEL Tamara A. Bramel	Vice President and Director	March 27, 2002

/s/ TRENTON W. LEFORCE Trenton W. LeForce	Corporate Controller (Principal Accounting Officer)	March 27, 2002

INDEX TO EXHIBITS

Exhibit		Method of
Number	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.4.1	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
10.4.2	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
10.4.3	Third Amendment to Credit Agreement dated September 27, 2001	(5)
10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]

Exhibit		Method of
Number	Description	Filing

10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)
99	Letter regarding Arthur Andersen LLP	(5)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed herewith