Form 10-Q
period 2002-06-30
AMERICAN CELLULAR CORP /DE/
filed 2002-08-14
CIK 1067075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-59322 and 333-63454

American Cellular Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3043811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma (Address of principal executive offices)	73134 (Zip Code)

(405) 529-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      The registrant is not subject to the filing requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligations.

      As of August 2, 2002, there were 100 shares of registrant’s $.01 par value Class A Common Stock outstanding, which are owned of record by ACC Acquisition LLC, which is equally and beneficially owned by Dobson Communications Corporation and AT&T Wireless, Inc.

AMERICAN CELLULAR CORPORATION

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2002	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3	Quantitative and Qualitative Disclosure about Market Risk	22
PART II. OTHER INFORMATION
1	Legal Proceedings	23
2	Changes in Securities and Use of Proceeds	23
3	Defaults Upon Senior Securities	23
4	Submission of Matters to a Vote of Security Holders	23
5	Other Information	23
6	Exhibits and Reports on Form 8-K	23

PART I.

FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,715,330	$5,962,148
Accounts receivable, net	47,313,148	43,548,758
Restricted cash and investments	66,307,955	65,678,101
Inventory	5,050,061	8,013,595
Prepaid expenses and other	8,586,964	7,983,596

Total current assets	131,973,458	131,186,198

Property, Plant and Equipment, net	205,663,038	203,168,050

Other Assets:
Restricted investments	8,235,245	32,184,495
Wireless license acquisition costs, net	569,168,796	1,039,523,681
Goodwill, net	700,106,989	1,077,123,680
Deferred financing costs, net	43,417,531	45,166,918
Customer list, net	25,429,129	30,318,297
Other non-current assets	551,938	504,391
Assets of discontinued operations	—	139,854,463

Total other assets	1,346,909,628	2,364,675,925

Total assets	$1,684,546,124	$2,699,030,173

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$23,069,604	$21,375,257
Accounts payable — affiliates	19,590,171	17,729,679
Accrued expenses	14,155,857	10,475,570
Accrued interest payable	23,666,888	31,308,522
Deferred revenue and customer deposits	10,779,136	11,745,161
Current portion of long-term debt	1,609,447,291	46,909,091

Total current liabilities	1,700,708,947	139,543,280

Other Liabilities:
Long-term debt, net of current portion	—	1,760,208,032
Deferred tax liabilities	51,684,804	186,382,124
Liabilities of discontinued operations	—	7,495,882
Other non-current liabilities	—	23,698,750
Commitments (Note 5)
Series A preferred stock	39,400,457	37,138,711
Stockholder’s (Deficit) Equity:
Class A Common Stock, $.01 par value, 475,000 shares authorized and 100 issued	1	1
Paid-in capital	797,827,564	797,827,564
Retained deficit	(905,075,649)	(239,044,921)
Accumulated other comprehensive loss, net of income tax benefit of $9,479,500 at December 31, 2001	—	(14,219,250)

Total stockholder’s (deficit) equity	(107,248,084)	544,563,394

Total liabilities and stockholder’s (deficit) equity	$1,684,546,124	$2,699,030,173

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Operating Revenue:
Service revenue	$76,260,404	67,189,290	146,447,018	$126,305,836
Roaming revenue	35,591,912	34,319,650	62,185,375	61,047,044
Equipment and other revenue	3,957,741	4,597,769	7,060,448	9,043,471

Total operating revenue	115,810,057	106,106,709	215,692,841	196,396,351

Operating Expenses:
Cost of service	29,273,204	26,180,855	56,647,622	49,523,999
Cost of equipment	7,703,870	9,899,677	15,149,689	20,867,978
Marketing and selling	14,812,803	13,696,300	28,387,181	27,798,760
General and administrative	16,956,189	14,916,793	33,637,869	28,997,353
Depreciation and amortization	16,762,556	45,357,831	32,744,595	88,462,661

Total operating expenses	85,508,622	110,051,456	166,566,956	215,650,751

Operating Income (Loss)	30,301,435	(3,944,747)	49,125,885	(19,254,400)
Other (Expense) Income:
Interest expense	(38,781,460)	(41,988,713)	(79,322,205)	(80,945,167)
Impairment of goodwill	(377,000,000)	—	(377,000,000)	—
Other income, net	786,738	1,484,613	284,349	1,805,206

Loss Before Income Taxes and Discontinued Operations	(384,693,287)	(44,448,847)	(406,911,971)	(98,394,361)
Income tax benefit	3,077,315	11,956,092	11,964,789	27,716,273

Loss from Continuing Operations	(381,615,972)	(32,492,755)	(394,947,182)	(70,678,088)
Discontinued Operations: (Note 2)
Loss from discontinued operations, net of income tax benefit of $310,589 for the three months ended June 30, 2001 and $435,838 and $518,140 for the six months ended June 30, 2002 and 2001, respectively	—	(337,813)	(653,909)	(843,741)
Gain from sale of discontinued operations, net of income tax expense of $50,282,976 for 2002	—	—	13,472,110	—

Loss Before Cumulative Effect of Change in Accounting Principle	(381,615,972)	(32,830,568)	(382,128,981)	(71,521,829)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 6)	—	—	(281,640,000)	—

Net Loss	(381,615,972)	(32,830,568)	(663,768,981)	(71,521,829)
Dividends on Preferred Stock	(1,147,586)	—	(2,261,747)	—

Net Loss Applicable to Common Stockholder	$(382,763,558)	$(32,830,568)	$(666,030,728)	$(71,521,829)

Basic Net Loss Applicable to Common Stockholder per Common Share:
Continuing operations	(3,816,160)	(324,928)	(3,949,472)	(706,781)
Discontinued operations	—	(3,378)	128,182	(8,437)
Cumulative effect of change in accounting principle	—	—	(2,816,400)	—
Dividends on preferred stock	(11,476)	—	(22,617)	—

Total Basic Net Loss Applicable to Common Stockholder per Common Share	$(3,827,636)	$(328,306)	$(6,660,307)	$(715,218)

Basic Weighted Average Common Shares Outstanding	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

For the six months ended June 30, 2002

		Stockholder’s (Deficit) Equity

		Class A				Accumulated	Total
	Comprehensive	Common		Paid-in	Retained	Other	Stockholder’s
	Loss	Stock		Capital	Deficit	Comprehensive	(Deficit) Equity

	(Unaudited)
December 31, 2001		100	$1	$797,827,564	$(239,044,921)	$(14,219,250)	$544,563,394
Net loss	$(663,768,981)	—	—	—	(663,768,981)	—	(663,768,981)
Amounts related to hedge transactions reclassified into earnings, net of tax	12,595,376	—	—	—	—	12,595,376	12,595,376
Ineffective hedge transaction reclassified into earnings, net of tax	643,751	—	—	—	—	643,751	643,751
Changes in fair value of hedge transactions, net of tax	980,123	—	—	—	—	980,123	980,123

Total comprehensive loss	$(649,549,731)

Preferred stock dividends		—	—	—	(2,261,747)	—	(2,261,747)

June 30, 2002		100	$1	$797,827,564	$(905,075,649)	$—	$(107,248,084)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(394,947,182)	$(70,678,088)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities —
Depreciation and amortization	32,744,595	88,462,661
Amortization of bond premium and financing costs	3,023,313	2,396,507
Deferred income taxes and investment tax credits, net	(7,772,715)	(29,034,199)
Cash used in operating activities of discontinued operations	(7,175,022)	—
Loss on ineffective hedge transaction	1,072,919	—
Impairment of goodwill	377,000,000	—
Gain (loss) on sale of assets	13,359	(21,518)
Changes in current assets and liabilities —
Accounts receivable	(3,764,390)	(9,336,889)
Inventory	2,963,534	(618,483)
Prepaid expenses and other	(2,310,459)	(3,024,738)
Accounts payable	3,147,436	(14,576,614)
Accrued expenses	(3,961,347)	6,900,092
Deferred revenue and customer deposits	(966,025)	1,206,934

Net cash used in operating activities	(931,984)	(28,324,335)

Cash Flows from Investing Activities:
Capital expenditures	(29,956,371)	(44,236,017)
Decrease in payable affiliates	—	(9,193,025)
Net proceeds from sale of discontinued operations	194,427,958	—
Change in receivable from discontinued operations	—	5,687,789
Other investing activities	907,337	(1,366,832)

Net cash provided by (used in) investing activities	165,378,924	(49,108,085)

Cash Flows from Financing Activities:
Proceeds from long-term debt	127,800,000	130,000,000
Repayments of long-term debt	(325,842,208)	(656,752,794)
Proceeds from senior subordinated notes	—	693,020,500
Deferred financing costs	(901,550)	(17,936,160)
Capital cash contribution	—	16,413,783
Purchase of restricted investments	—	(133,174,734)
Maturities of restricted investments	33,250,000	—
Other financing activities	—	(1,391,563)
Investment from Dobson Communications	—	35,000,000

Net cash (used in) provided by financing activities	(165,693,758)	65,179,032

Net Decrease in Cash and Cash Equivalents	(1,246,818)	(12,253,388)
Cash and Cash Equivalents, beginning of period	5,962,148	14,880,667

Cash and Cash Equivalents, end of period	$4,715,330	$2,627,279

Supplemental Disclosures of Cash Flow Information:
Cash paid for —
Interest, net of amounts capitalized	$85,321,414	$72,726,909
Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital contribution of PCS licenses and certain other assets	—	$16,413,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of American Cellular Corporation (“ACC”) and subsidiaries (collectively with ACC, the “Company”) as of June 30, 2002, the condensed consolidated statement of operations for the three and six months ended June 30, 2002 and 2001, the condensed consolidated statement of stockholder’s (deficit) equity for the six months ended June 30, 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented, except for those related to the adoption of new accounting principles as described below.

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

1.     Organization

      American Cellular Corporation was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, the Company was acquired by ACC Acquisition LLC, an equally owned joint venture between Dobson Communications Corporation (“Dobson Communications”) and AT&T Wireless Services, Inc. (“the Joint Venture”). The acquisition costs as of February 25, 2000 were pushed down to the Company, thus creating a new basis in the assets and liabilities of the Company. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

2.     Discontinued Operations

      On February 8, 2002, two of the Company’s wholly-owned, indirect subsidiaries completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Company’s condensed consolidated financial statements as discontinued operations.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced Accounting Principles Board (“APB”) Opinion No. 30 for the disposal of segments of a business, the condensed consolidated financial statements have been restated for all periods presented to reflect the Tennessee 4 RSA operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 condensed consolidated balance sheets and consist of the following:

December 31,
2001

($ in thousands)
Cash and cash equivalents	$85
Other current assets	4,442
Property, plant and equipment, net	9,647
Goodwill, net	63,044

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

December 31,
2001

($ in thousands)
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

      The net loss from discontinued operations was classified on the condensed consolidated statement of operations as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

	2002	2001

	Period from January 1,	Three Months	Six Months
	2002 through	Ended	Ended
	disposition	June 30,	June 30,

	($ in thousands)	($ in thousands)
Operating revenues	$2,319	$8,169	$15,281
Loss before income taxes	(1,090)	(27)	(326)
Income tax benefit (provision)	436	(311)	(518)
Loss from discontinued operations	(654)	(338)	(844)

      The long-term debt of the Company is recorded at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $2.4 million for the three months ended June 30, 2001 and $4.7 million for the six months ended June 30, 2001.

      The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded losses totaling approximately $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling approximately $13.5 million, net of tax expense.

3.     Long-Term Debt

      The Company’s long-term debt consists of the following:

	June 30, 2002	December 31, 2001

Credit facility	$915,562,248	$1,113,604,456
Senior Subordinated Notes, net of discount	693,885,043	693,512,667

Total debt	1,609,447,291	1,807,117,123
Less — Current amounts payable on demand	1,609,447,291	46,909,091

Total long-term debt	$—	$1,760,208,032

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Credit Facility

      On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of the Company by the Joint Venture. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of June 30, 2002, the Company had outstanding borrowings under the credit facility of $915.6 million, with no additional amounts available for future borrowings.

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

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the six months ended June 30, 2002 was 4.8%, and interest rates have ranged in total between 4.4% and 10.1% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

      The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At June 30, 2002, the Company was not in compliance with this covenant. Management is currently in discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. If this were to occur, management would

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. There is no assurance that management would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. Therefore, as of June 30, 2002, the Company has classified all of its long-term debt as current. There continues to be substantial doubt about the Company’s ability to continue as a going concern, as expressed in the independent auditors report on the Company’s 2001 financial statements.

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

      Restricted cash and investments totaling $66.3 million as of June 30, 2002, consist of the remaining balance of interest pledge deposits for the Senior Subordinated Notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million Senior Subordinated Notes, net of interest earned and payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million Senior Subordinated Notes, net of interest earned and payments issued to bondholders.

Interest Rate Hedges

      The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This derivative contract expired in June 2001 and was replaced with another derivative contract that expired June 4, 2002, which set the interest rate on $1.03 billion of debt at a rate of 6.7%. As of June 30, 2002 the Company does not have any derivative contracts related to its credit facility.

      In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” the Company periodically assesses the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of approximately $1.1 million representing the fair value of this transaction for the six months ended June 30, 2002, which is reflected in other income in the accompanying statement of operations.

4.     Stockholder’s (Deficit) Equity

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Commitments

      Effective November 16, 2001, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004. Of the commitment, approximately $32.9 million remained at June 30, 2002.

6.     Change in Accounting Principles and Practices

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As required under the new standards, the Company treats its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of goodwill and wireless license acquisition costs. Instead, the Company now tests for impairment of goodwill or indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. For the three and six months ended June 30, 2001, the Company recorded approximately $14.5 million and $29.0 million of amortization expense related to its goodwill and approximately $8.8 million and $17.0 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs, respectively. Without this amortization, the Company’s net loss applicable to common stockholder would have been $9.5 million and $25.5 million for the three and six months ended June 30, 2001, respectively.

      Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. Upon implementation of SFAS No. 142 on January 1, 2002, the Company recorded charges, net of income tax benefit, of approximately $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, two of the Company’s wholly-owned, indirect subsidiaries, entered into a definitive agreement to sell Tennessee 4 RSA. With this sale, the Company decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the results of operations, assets and liabilities of Tennessee 4 RSA as discontinued operations. See Note 2 above.

7.     Goodwill Impairment

      Based on factors and circumstances impacting the Company as of June 30, 2002, the Company determined that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, the Company concluded that there was an

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

impairment of its goodwill. Therefore, at June 30, 2002, the Company has written-down its goodwill and has recorded an impairment loss totaling $377.0 million.

8.     Reclassifications

      Certain items have been reclassified in the 2001 consolidated financials to conform to the current presentation.

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

Overview

      Our predecessor, PriCellular, was formed on February 21, 1990. We were formed on February 26, 1998 and acquired PriCellular, for accounting purposes, on June 25, 1998. On February 25, 2000, we were acquired by a joint venture equally owned by AT&T Wireless and Dobson Communications Corporation. We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At June 30, 2002, our wireless systems covered a population of approximately 5.0 million and we had approximately 657,900 subscribers.

Discontinued Operations

      On February 8, 2002, we sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. The Tennessee 4 RSA covered a population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included as discontinued operations in our condensed consolidated financial statements. We used the proceeds primarily to pay down our bank debt.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.18 and $0.23 per minute for the three months ended June 30, 2002 and 2001, respectively, and $0.18 and $0.24 per minute for the six months ended June 30, 2002 and 2001, respectively. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 31.5% and 30.5% for the three and six months ended June 30, 2002, compared to the same periods in 2001, respectively. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 30.7% and 32.4% of our operating revenue for the three months ended June 30, 2002 and 2001, respectively, and 28.8% and 31.1% of our operating revenue for the six months ended June 30, 2002 and 2001, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.29 and $0.40 per minute for the three months ended June 30, 2002 and 2001, respectively, and $0.29 and $0.41 per minute for the six months ended June 30, 2002 and 2001, respectively. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 44.0% and 41.6% for the three and six months ended June 30, 2002, compared to the same periods in 2001, respectively. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to direct sales personnel and independent agents for new business generated.

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

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. One of our principal owners, Dobson Communications, provides management and certain other services to us in accordance with a management agreement. We share corporate and shared call center costs with Dobson Communications based primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs among Dobson Communications and us, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment, and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we treat our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of goodwill and wireless license acquisition costs. Instead, we now test our goodwill and wireless license acquisition costs for impairment at least annually. This change in policy has and may continue to have a significant impact on our results of operations and financial position. For the three and six months ended June 30, 2001, the aggregate amount of amortization expense attributable to our goodwill, was approximately $14.5 million and $29.0 million and the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $8.8 million and $17.0 million, respectively. Without this amortization, our net loss applicable to common stockholder would have been $9.5 million and $25.5 million for the three and six months ended June 30, 2001, respectively.

      Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of this new pronouncement, we recorded charges, net of income tax benefit of approximately $281.6 million to reflect the write-down of our wireless license acquisition costs to their fair values. In addition, based on factors and circumstances impacting us as of June 30, 2002, we determined that it was necessary to re-evaluate the carrying value of our goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, we concluded that there was an impairment of our goodwill. Therefore, at June 30, 2002, we recorded an additional impairment loss totaling $377.0 million.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Operating revenue. For the three months ended June 30, 2002, our total operating revenue increased $9.7 million, or 9.1%, to $115.8 million from $106.1 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 65.9%, 30.7% and 3.4%, respectively, of our total operating revenue during the three months ended June 30, 2002 and 63.3%, 32.4% and 4.3%, respectively, of our total operating revenue during the three months ended June 30, 2001.

      The following table sets forth the components of our operating revenue for the three months ended June 30, 2002 and 2001.

	Three Months Ended
	June 30,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$76,260	$67,189
Roaming revenue	35,592	34,320
Equipment and other revenue	3,958	4,598

Total	$115,810	$106,107

      For the three months ended June 30, 2002, our service revenue increased $9.1 million, or 13.5%, to $76.3 million from $67.2 million for the three months ended June 30, 2001. The increase was primarily attributable to increased penetration and usage. Our subscriber base increased 12.5% to 657,900 at June 30, 2002 from 584,900 at June 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $40 for the three months ended June 30, 2002 and 2001, because our service revenue has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On June 30, 2002, 80.0% of our subscriber base was on digital rate plans compared to 61.2% at June 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the three months ended June 30, 2002, our roaming revenue increased $1.3 million, or 3.7%, to $35.6 million from $34.3 million for the three months ended June 30, 2001. Roaming minutes have increased by 44.0% from June 30, 2001 to June 30, 2002, however, our roaming revenue per minute-of-use has decreased by 27.5%.

      For the three months ended June 30, 2002, our equipment and other revenue decreased $0.6 million, or 13.9%, to $4.0 million from $4.6 million for the three months ended June 30, 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service, along with a decrease in gross subscriber additions.

      Cost of service. For the three months ended June 30, 2002, our total cost of service increased $3.1 million, or 11.8%, to $29.3 million from $26.2 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $0.4 million due to increased charges by third-party wireless providers. The remaining increase of $2.7 million was primarily the result of increased networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Minutes-of-use on our network increased approximately 50.7% for the three months ended June 30, 2002 compared to the same period in 2001.

      Cost of equipment. For the three months ended June 30, 2002, our cost of equipment decreased $2.2 million, or 22.2%, to $7.7 million during 2002 from $9.9 million in 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service, along with a decrease in gross subscriber additions.

      Marketing and selling costs. For the three months ended June 30, 2002, our marketing and selling costs increased $1.1 million, or 8.2%, to $14.8 million from $13.7 million for the three months ended June 30, 2001, due to increases in selling cost primarily as a result of increased advertising related to the second quarter introduction of a new line of rate plans. Gross subscriber additions were 50,100 for the three months ended June 30, 2002 compared to 52,800 for the three months ended June 30, 2001.

      General and administrative costs. For the three months ended June 30, 2002, our general and administrative costs increased $2.1 million, or 13.7%, to $17.0 million from $14.9 million for the three months ended June 30, 2001. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the three-month periods ended June 30, 2002 and 2001.

      Depreciation and amortization expense. For the three months ended June 30, 2002, our depreciation and amortization expense decreased $28.6 million, or 63.0%, to $16.8 million from $45.4 million for 2001. The decrease is a result of the implementation of SFAS No. 142, “Goodwill and other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the three months ended June 30, 2001, the aggregate amount of amortization expense attributable to our goodwill was approximately $14.5 million and the aggregate amount of amortization expense attributable to wireless license acquisition costs was approximately $14.5 million.

      Interest expense. For the three months ended June 30, 2002, our interest expense decreased $3.2 million, or 7.6%, to $38.8 million from $42.0 for the three months ended June 30, 2001. The decrease primarily resulted from an overall decrease in interest rates and the reduction of the outstanding balance on our credit facility.

      Impairment on Goodwill. For the three months ended June 30, 2002, we recognized an impairment of our goodwill totaling $377.0 million. This impairment was a result of our re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

      Net loss. For the three months ended June 30, 2002, our net loss was $381.6 million. Our net loss increased $348.8 million from $32.8 million for the three months ended June 30, 2001. The increase in our net loss was primarily attributable to our impairment of goodwill, as described above.

      Dividends on preferred stock. For the three months ended June 30, 2002, our dividends on preferred stock were $1.1 million. They are the result of the purchase of 35,000 shares of our preferred stock by one of our principal owners, Dobson Communications, on June 29, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Operating revenue. For the six months ended June 30, 2002, our total operating revenue increased $19.3 million, or 9.8%, to $215.7 million from $196.4 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 67.9%, 28.8% and 3.3%, respectively, of our total operating revenue during the six months ended June 30, 2002 and 64.3%, 31.1% and 4.6%, respectively, of our total operating revenue during the six months ended June 30, 2001.

      The following table sets forth the components of our operating revenue for the six months ended June 30, 2002 and 2001.

	Six Months Ended
	June 30,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$146,447	$126,306
Roaming revenue	62,185	61,047
Equipment and other revenue	7,061	9,043

Total	$215,693	$196,396

      For the six months ended June 30, 2002, our service revenue increased $20.1 million, or 15.9%, to $146.4 million from $126.3 million for the six months ended June 30, 2001. The increase was primarily attributable to increased penetration and usage. Our subscriber base increased 12.5% to 657,900 at June 30,

2002 from 584,900 at June 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $39 for the six months ended June 30, 2002 and 2001, because our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On June 30, 2002, 80.0% of our subscriber base was on digital rate plans compared to 61.2% at June 30, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the six months ended June 30, 2002, our roaming revenue increased $1.2 million, or 1.9%, to $62.2 million from $61.0 million for the six months ended June 30, 2001. Roaming minutes have increased by 41.6% from June 30, 2001 to June 30, 2002, however, our roaming revenue per minute-of-use has decreased by 29.3%.

      For the six months ended June 30, 2002, our equipment and other revenue decreased $1.9 million, or 21.9%, to $7.1 million from $9.0 million for the six months ended June 30, 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service, along with a decrease in gross subscriber additions.

      Cost of service. For the six months ended June 30, 2002, our total cost of service increased $7.1 million, or 14.4%, to $56.6 million from $49.5 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $2.9 million due to increased charges by third-party wireless providers. The remaining increase of $4.2 million was primarily the result of increased networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Minutes-of-use on our network increased approximately 50.4% for the six months ended June 30, 2002 compared to the same period in 2001.

      Cost of equipment. For the six months ended June 30, 2002, our cost of equipment decreased $5.8 million, or 27.4%, to $15.1 million during 2002 from $20.9 million in 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service, along with a decrease in gross subscriber additions.

      Marketing and selling costs. For the six months ended June 30, 2002, our marketing and selling costs increased slightly by $0.6 million, or 2.1%, to $28.4 million from $27.8 million for the six months ended June 30, 2001 due to a slight increase in selling costs primarily as a result of increased advertising related to the second quarter introduction of a new line of rate plans. Gross subscriber additions were 102,600 for the six months ended June 30, 2002 compared to 113,000 for the six months ended June 30, 2001.

      General and administrative costs. For the six months ended June 30, 2002, our general and administrative costs increased $4.6 million, or 16.0%, to $33.6 million from $29.0 million for the six months ended June 30, 2001. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the six-month periods ended June 30, 2002 and 2001.

      Depreciation and amortization expense. For the six months ended June 30, 2002, our depreciation and amortization expense decreased $55.8 million, or 63.0%, to $32.7 million from $88.5 million for 2001. The decrease is a result of the implementation of SFAS No. 142, “Goodwill and other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the six months ended June 30, 2001, the aggregate amount of amortization expense attributable to our goodwill was approximately $29.0 million and the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $28.3 million.

      Interest expense. For the six months ended June 30, 2002, our interest expense decreased $1.6 million, or 2.0%, to $79.3 million from $80.9 for the six months ended June 30, 2001. The decrease primarily resulted from an overall decrease in interest rates and the reduction of the outstanding balance on our credit facility.

      Impairment on Goodwill. For the six months ended June 30, 2002, we recognized an impairment of our goodwill totaling $377.0 million. This impairment was a result of our re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

      Loss from discontinued operations. For the six months ended June 30, 2002, we had a net loss from discontinued operations of $0.7 million, compared to $0.8 million for the six months ended June 30, 2001. These losses from discontinued operations reflect our losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002.

      Gain from sale of discontinued operations. For the six months ended June 30, 2002, we had a gain from sale of discontinued operations of $13.5 million, net of tax. This gain reflects our sale of our Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002.

      Cumulative effect of change in accounting principle. For the six months ended June 30, 2002 we recognized an impairment on our wireless license acquisition costs of approximately $281.6 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets”.

      Net loss. For the six months ended June 30, 2002, our net loss was $663.8 million. Our net loss increased $592.3 million from $71.5 million for the six months ended June 30, 2001. The increase in our net loss was primarily attributable to our impairment of goodwill and the cumulative effect of change in accounting principle related to the implementation of SFAS No. 142, both described above.

      Dividends on preferred stock. For the six months ended June 30, 2002, our dividends on preferred stock were $2.3 million. They are the result of the purchase of 35,000 shares of our preferred stock by one of our principal owners, Dobson Communications, on June 29, 2001.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, which may not be available to us in the future, the sale of debt securities and infusions of equity capital from one of our parents and its affiliates. Neither Dobson Communications nor AT&T Wireless is obligated to contribute equity capital or other financing to our subsidiaries or us.

Net Cash Flow

      At June 30, 2002, we had a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.08:1 and an unrestricted cash balance of $4.7 million, which compares to a working capital deficit of $8.4 million, a ratio of current assets to current liabilities of 0.9:1 and an unrestricted cash balance of $6.0 million at December 31, 2001.

      Our net cash used in operating activities totaled $0.9 million for the six months ended June 30, 2002 compared to $28.3 million for the six months ended June 30, 2001. The decrease in our cash used is primarily a result of improved operating income.

      Our net cash provided by investing activities totaled $165.4 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $49.1 million for the six months ended June 30, 2001. This increase is related primarily to the net proceeds from the sale of Tennessee 4 RSA to Verizon Wireless for a total of approximately $202.6 million, less approximately $8.2 million reserved in escrow and a decrease in capital expenditures. Capital expenditures were $30.0 million for the six months ended June 30, 2002 and $44.2 million for the six months ended June 30, 2001.

      Net cash used in financing activities was $165.7 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $65.2 million for the six months ended June 30, 2001. This decrease is primarily due to proceeds from senior subordinated notes of $693.0 million, proceeds from long term debt of $130.0 million and investment from Dobson Communications of $35.0 million, offset by repayment of long term debt of $656.8 million and purchase of restricted investment of $133.2 million for the six months ended June 30, 2001. Financing activity sources for the six months ended June 30, 2002 consisted of proceeds from long-term debt of $127.8 million and maturities of restricted investments of $33.3 million, which were offset by repayments of long-term debt totaling $325.8 million.

Capital Resources

      On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loan. We used proceeds from the issuance of our $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from our issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid approximately $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of June 30, 2002, we had outstanding borrowings under our credit facility of $915.6 million, with no additional amounts available for future borrowings.

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

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the six months ended June 30, 2002 was 4.8% and interest rates have ranged in total between 4.4% and 10.1% since inception.

      Our credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At June 30, 2002, we were not in compliance with this covenant. We are currently in discussions with our lenders regarding our credit facility. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of our Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated

Notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. If this were to occur, we would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. We can provide no assurance that we would be able to renegotiate the debt under these conditions or meet our obligation under the accelerated repayment terms. Therefore, as of June 30, 2002, we classified all of our long-term debt as current. There continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors report on our 2001 financial statements.

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

      On June 29, 2001, we received $35.0 million from Dobson Communications Corporation from its purchase of 35,000 shares of our 12.0% Series A Preferred Stock.

Capital Commitments

      We had capital expenditures of $30.0 million for the six months ended June 30, 2002. We have budgeted approximately $55.0 million for capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin our GSM/ GPRS overlay. We plan on investing in our property and equipment from operating cash flows expected to be generated during the remainder of 2002. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, whether we consummate additional acquisitions and renegotiate our credit facility, as described above.

      At June 30, 2002, we had $4.7 million of unrestricted cash and $74.5 million in restricted cash, of which $66.3 million of the restricted cash was in escrow to pay interest. We anticipate that our cash flow from operations, along with this cash, will be sufficient to meet our short-term cash needs. If we are successful in renegotiating our debt as described above, we would have sufficient resources to satisfy our expected capital expenditures, working capital and debt service obligations over the next year. However, we cannot provide any assurance that we will be successful in renegotiating our debt or that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we treat our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we no longer amortize goodwill and wireless license acquisition costs. Instead, we are testing for impairment of goodwill or indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. For the three and six months ended June 30, 2001, we recorded approximately $14.5 million and $29.0 million of amortization expense related to our goodwill and approximately $8.8 million and $17.0 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs, respectively. Without this amortization, our net loss applicable to common stockholder would have been $9.5 million and $25.5 million for the three and six months ended June 30, 2001, respectively.

      Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon the implementation of SFAS No. 142 on January 1, 2002, we recorded charges, net of income tax benefit, of approximately $281.6 million, to reflect the write-down of our wireless license acquisition costs to their fair value. In addition, based on factors and circumstances impacting us as of June 30, 2002, we determined that it was necessary to re-evaluate the carrying value of our goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, we concluded that there was an impairment of our goodwill. Therefore, at June 30, 2002, we recorded an additional impairment loss totaling $377.0 million.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, and upon adoption, we must reclassify extraordinary losses on extinguishment of debt as interest expense in the prior periods that have had extraordinary losses on debt extinguishments.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At June 30, 2002, we were not involved with any derivatives or other financial instruments, due to the fact that our previous interest rate swaps expired on June 4, 2002.

      At June 30, 2002, we had long-term debt outstanding of $1.6 billion, of which, $915.6 million bears interest at floating rates. These rates averaged 4.8% for the six months ended June 30, 2002. One percentage point of an interest rate adjustment would change our interest expense on an annual basis by approximately $9.2 million.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3	.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3		Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4		Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5		Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6		Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
10.1		Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2		Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]

Exhibit			Method of
Numbers		Description	Filing

10.3		Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10	.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4		Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10	.4.1	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
10	.4.2	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
10	.4.3	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
10	.4.4	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10	.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10	.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.7		Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8		Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10	.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11		Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12		Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10	.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on form 8-K on May 17, 2002, which reported the Registrant and AT&T Wireless Services, Inc. amended the amended and restated operating agreement between them originally dated February 25, 2000 to establish rates for the amended and restated operating agreement through June 30, 2007, under “Item 5. Other Events”.

      The Registrant filed a Current Report on form 8-K on June 27, 2002, which reported the Registrants change in certifying accountants from Arthur Andersen LLP to KPMG LLP, under “Item 4. Changes in Registrant’s Certifying Accountant”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: August 13, 2002

/s/ EVERETT R. DOBSON

Everett R. Dobson
President and Director

Date: August 13, 2002

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3	.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3		Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4		Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5		Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6		Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
10.1		Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2		Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3		Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10	.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4		Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10	.4.1	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
10	.4.2	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
10	.4.3	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
10	.4.4	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10	.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10	.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.7		Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8		Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10	.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]

Exhibit			Method of
Numbers		Description	Filing

10.11		Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12		Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10	.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.