Form 10-Q
period 2003-06-30
AMERICAN CELLULAR CORP /DE/
filed 2003-08-14
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-59322 and 333-63454

American Cellular Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3043811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma	73134
(Address of principal executive offices)	(Zip Code)

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

      As of August 8, 2003, there were 100 shares of registrant’s $.01 par value Class A common stock outstanding, which are owned of record by ACC Acquisition LLC, which is equally and beneficially owned by Dobson Communications Corporation and AT&T Wireless Services, Inc.

AMERICAN CELLULAR CORPORATION

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3	Quantitative and Qualitative Disclosure about Market Risk	21
4	Controls and Procedures	22
PART II. OTHER INFORMATION
1	Legal Proceedings	23
2	Changes in Securities and Use of Proceeds	23
3	Defaults Upon Senior Securities	23
4	Submission of Matters to a Vote of Security Holders	23
5	Other Information.	23
6	Exhibits and Reports on Form 8-K	23

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,103,372	$15,865,547
Accounts receivable, net	43,560,933	38,545,920
Restricted cash and investments	4,148,988	38,206,378
Inventory	3,464,195	4,327,769
Prepaid expenses and other	6,524,405	5,253,085

Total current assets	80,801,893	102,198,699

PROPERTY, PLANT AND EQUIPMENT	184,787,573	185,935,029

OTHER ASSETS:
Receivables — affiliates	—	1,278,034
Restricted investments	—	4,122,232
Wireless license acquisition costs	569,168,796	569,168,796
Goodwill	285,107,091	285,107,091
Deferred financing costs and other, net	37,863,495	41,007,037
Customer list, net	15,695,125	20,562,127
Other non-current assets	585,139	539,264

Total other assets	908,419,646	921,784,581

Total assets	$1,174,009,112	$1,209,918,309

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,416,428	$35,865,934
Accounts payable — affiliates	3,734,785	—
Accrued expenses	2,422,640	2,814,310
Accrued interest payable	14,500,489	14,499,071
Accrued dividends payable	9,345,561	6,799,945
Deferred revenue and customer deposits	10,945,610	11,014,222
Current portion of long-term debt	1,558,820,277	1,588,509,275

Total current liabilities	1,627,185,790	1,659,502,757

OTHER LIABILITIES:
Deferred tax liabilities	42,947,283	43,690,897
Commitments (Note 4)
Series A preferred stock	35,000,000	35,000,000
STOCKHOLDER’S DEFICIT:
Class A Common Stock, $.01 par value, 3,000 shares authorized and 100 issued	1	1
Paid-in capital	797,827,564	797,827,564
Retained deficit	(1,328,951,526)	(1,326,102,910)

Total stockholder’s deficit	(531,123,961)	(528,275,345)

Total liabilities and stockholder’s deficit	$1,174,009,112	$1,209,918,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)
OPERATING REVENUE:
Service revenue	$78,119,263	$76,260,404	$153,295,153	$146,447,018
Roaming revenue	34,718,232	35,591,912	62,397,978	62,185,375
Equipment and other revenue	4,099,259	3,957,741	7,733,341	7,060,448

Total operating revenue	116,936,754	115,810,057	223,426,472	215,692,841

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	24,853,789	29,273,204	48,423,346	56,647,622
Cost of equipment	9,182,242	7,703,870	18,090,810	15,149,689
Marketing and selling	12,441,614	14,812,803	24,832,432	28,387,181
General and administrative	17,252,977	16,956,189	34,946,957	33,637,869
Depreciation and amortization	17,573,485	16,762,556	34,577,058	32,744,595

Total operating expenses	81,304,107	85,508,622	160,870,603	166,566,956

OPERATING INCOME	35,632,647	30,301,435	62,555,869	49,125,885
OTHER INCOME (EXPENSE):
Interest expense	(31,210,375)	(38,781,460)	(62,464,523)	(79,322,205)
Impairment of goodwill	—	(377,000,000)	—	(377,000,000)
Other income (expense), net	(917,090)	786,738	(596,223)	284,349

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	3,505,182	(384,693,287)	(504,877)	(406,911,971)
Income tax (expense) benefit	(1,402,073)	3,077,315	201,878	11,964,789

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,103,109	(381,615,972)	(302,999)	(394,947,182)
DISCONTINUED OPERATIONS: (Note 2)
Loss from discontinued operations, net of income tax benefit of $435,838	—	—	—	(653,909)
Gain from sale of discontinued operations, net of income tax expense of $50,282,976	—	—	—	13,472,110

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,103,109	(381,615,972)	(302,999)	(382,128,981)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 6)	—	—	—	(281,640,000)

NET INCOME (LOSS)	2,103,109	(381,615,972)	(302,999)	(663,768,981)
DIVIDENDS ON PREFERRED STOCK	(1,291,619)	(1,147,586)	(2,545,617)	(2,261,747)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER	$811,490	$(382,763,558)	$(2,848,616)	$(666,030,728)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	21,031	(3,816,160)	(3,030)	(3,949,472)
Discontinued operations	—	—	—	128,182
Cumulative effect of change in accounting principle	—	—	—	(2,816,400)
Dividends on preferred stock	(12,916)	(11,476)	(25,456)	(22,617)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$8,115	$(3,827,636)	$(28,486)	$(6,660,307)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30, 2003	June 30, 2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(302,999)	$(394,947,182)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities —
Depreciation and amortization	34,577,058	32,744,595
Amortization of bond premium and financing costs	3,474,643	3,023,313
Deferred income taxes	(743,614)	(7,772,715)
Cash used in operating activities of discontinued operations	—	(7,175,022)
Loss on ineffective hedge transaction	—	1,072,919
Impairment of goodwill	—	377,000,000
(Loss) gain on sale of assets	(1,346)	13,359
Changes in current assets and liabilities —
Accounts receivable	(5,015,013)	(3,764,390)
Inventory	863,574	2,963,534
Prepaid expenses and other	(457,231)	(2,310,459)
Accounts payable	(8,449,506)	3,147,436
Accrued expenses	(390,253)	(3,961,347)
Deferred revenue and customer deposits	(68,612)	(966,025)

Net cash provided by (used in) operating activities	23,486,701	(931,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,348,209)	(29,956,371)
Decrease in receivable-affiliates	1,050,581	—
Increase in payable-affiliates	3,734,785	—
Net proceeds from sale of discontinued operations	—	194,427,958
Refund of funds held in escrow for contingencies on sold assets	4,115,532	—
Other investing activities	(31,466)	907,337

Net cash (used in) provided by investing activities	(19,478,777)	165,378,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	127,800,000
Repayments of long-term debt	(30,019,975)	(325,842,208)
Deferred financing costs	(124)	(901,550)
Maturities of restricted investments	33,250,000	33,250,000

Net cash provided by (used in) financing activities	3,229,901	(165,693,758)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,237,825	(1,246,818)
CASH AND CASH EQUIVALENTS, beginning of period	15,865,547	5,962,148

CASH AND CASH EQUIVALENTS, end of period	$23,103,372	$4,715,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$58,981,927	$85,321,414
Income taxes	3,601,735	3,283,362
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	227,453	407,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of American Cellular Corporation, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of June 30, 2003, the condensed consolidated statement of operations for the three and six months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

      On July 14, 2003, the Company and Dobson Communications initiated a plan to restructure the Company’s indebtedness and equity ownership. Pursuant to this plan, the Company and Dobson Communications commenced simultaneous exchange offers for the Company’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”) and solicitation of consents and votes for a pre-packaged bankruptcy plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Pre-Packaged Plan”) in the event the requirements of the restructuring plan are not satisfied. In connection with the restructuring plan, holders of the existing notes who tender their notes will receive an aggregate of up to 45.1 million shares of Dobson Communications’ class A common stock, 700,000 shares of Dobson Communications’ convertible preferred stock with a maximum aggregate liquidation preference of $125 million, convertible into a maximum of 14.3 million shares of Dobson Communications’ class A common stock, and up to $50.0 million in cash in exchange for their existing notes. Under the terms of the restructuring plan, if the requisite holders of the existing notes did not agree to the restructuring plan, the Company would proceed to the Pre-Packaged Plan if the Company had the approval of holders of existing notes representing at least 66.67% of the outstanding aggregate principle amount of the existing notes that actually vote on the Pre-Packaged Plan and the approval of holders representing at least a majority in number of the holders of the existing notes who actually vote on the Pre-Packaged Plan. Pursuant to the Pre-Packaged Plan, holders of the Company’s existing notes would receive the same consideration as they would have received in the restructuring plan. Upon consummation of the restructuring plan, the Company would become a wholly-owned, indirect subsidiary of Dobson Communications.

      On August 13, 2003, the Company and Dobson Communications jointly announced that they have accepted all of the existing notes that were tendered in connection with the proposed restructuring plan. As a condition of the restructuring plan, holders of at least 99.5% of the aggregate principal amount of the Company’s outstanding notes were required to accept the exchange offer and tender their notes, unless the Company and Dobson Communications agreed to a lesser participation. As of August 13, 2003, Dobson Communications stated that 97.4% of the outstanding principal amount of the Company’s notes had been tendered, thus, the Company and Dobson Communications determined to waive the 99.5% acceptance

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirement, and accept all notes tendered, and to proceed with the consummation of the restructuring plan. Even though the Company also received substantially more than the required vote for its prepackaged plan of reorganization, the Company and Dobson Communications do not intend to pursue the restructuring through the Pre-Packaged Plan of reorganization for the Company. The Company expects to close the exchange transaction on August 18, 2003, or as soon thereafter as is practicable.

      Dobson Communications has agreed to file a re-sale shelf registration statement for the new class A common and preferred stock within 20 days of the closing of the exchange.

      Also related to the restructuring, on August 8, 2003, the Company and ACC Escrow Corp., a recently formed, wholly-owned, indirect subsidiary of Dobson Communications, completed the private offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow was organized to merge into the Company as part of the restructuring plan. The net proceeds of the note offering were placed in escrow. Upon consummation of the restructuring plan, including the merger, the net proceeds from the offering will be used to fully repay the Company’s existing bank credit facility and to pay expenses of the restructuring.

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

2.	Discontinued Operations

      On February 8, 2002, the Company sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from this transaction were primarily used to pay down bank debt. Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Company’s consolidated financial statements as discontinued operations.

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

      The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations based on Tennessee 4 RSA’s pro rata population coverage, to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to these operations was $1.0 million for the period from January 1, 2002 through February 8, 2002, the date of disposition.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses totaling $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling $13.5 million, net of tax expense.

3.	Long-Term Debt

      The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2003	2002

	($ in thousands)
Credit facility	$864,253	$894,273
Senior Subordinated Notes, net of discount	694,567	694,236

Total debt	1,558,820	1,588,509
Less — Current maturities	1,558,820	1,588,509

Total long-term debt	$—	$—

Credit Facility

      On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of the Company by the Joint Venture. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term loans. The Company used proceeds from the issuance of its $450.0 million senior subordinated notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to the Company’s financial covenants, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when the Company completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, the Company permanently prepaid approximately $190.0 million of its credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of June 30, 2003, the Company had outstanding borrowings under the credit facility of $864.3 million, with no additional amounts available for future borrowings.

      The Company’s credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Company is required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at June 30, 2003, decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at June 30, 2003, decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at June 30, 2003, and thereafter;

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at June 30, 2003, increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

      Through September 2002, interest on the revolving credit facility and the term loans was variable and was based on a prime rate or a LIBOR formula. As a result of the Company’s non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under the credit facility are only available based on prime rate. The weighted average interest rate for the six months ended June 30, 2003 was 5.8%, and interest rates have ranged in total between 4.4% and 10.0% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

      The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio of 7.50 to 1.00 in the second quarter of 2003. At June 30, 2002 and continuing through June 30, 2003, the Company has failed to comply with this covenant. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. On June 30, 2002 and continuing through June 30, 2003, the Company has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about the Company’s ability to continue as a going concern, as expressed in the independent auditors report on the Company’s 2002 and 2001 financial statements. Also as a result of the Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate, which has increased the Company’s borrowing rate. As previously discussed, upon consummation of the restructuring plan, the Company will repay the amount outstanding under this credit facility.

      The Company expects to enter into a new senior credit facility, to be secured by certain of the Company’s assets, with availability up to $30 million. However, the Company does not currently have commitments for any such facility.

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

      At December 31, 2002, restricted cash and investments included $34.1 million, which represented the remaining balance of interest pledge deposits to secure payment of the first four semi-annual interest payments for the senior subordinated notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million senior subordinated notes, net of interest earned and payments issued to bondholders, and the additional deposit of $48.0 million for the $250.0 million senior subordinated notes, net of interest earned and payments issued to bondholders. The last interest payment made from these reserved funds was during May 2003.

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

      In accordance with SFAS No. 133, the Company periodically assessed the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions, totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of approximately $1.1 million representing the fair value of this transaction as of June 30, 2002, which is reflected in other (expense) income in the accompanying statement of operations.

4.	Commitments

      Effective November 16, 2001, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005. Of the commitment, approximately $10.2 million remained outstanding at June 30, 2003.

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

7.	Reclassifications

      Certain reclassifications have been made to the previously presented 2002 balances to conform them to the current presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At June 30, 2003, our wireless systems covered a population of 5.0 million and we had approximately 697,500 subscribers. We are equally owned by AT&T Wireless and Dobson Communications.

      Beginning on June 30, 2002 and continuing through June 30, 2003, we have failed to comply with a financial covenant in our senior credit facility, which requires that we not exceed a certain total debt leverage ratio. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of our senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. Absent a debt acceleration, we anticipate that our cash flow from operations, along with cash on hand, will be sufficient to meet our capital requirements through October 2003, at which time we will be required to make additional cash interest payments on our senior subordinated notes. If the cash interest payments on our senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable. Therefore, at June 30, 2003, all of our long-term debt is classified as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors report on our 2002 and 2001 consolidated financial statements.

      On July 14, 2003, we and Dobson Communications initiated a plan to restructure our indebtedness and equity ownership. Pursuant to this plan, we and Dobson Communications commenced simultaneous exchange offers for our existing 9.5% senior subordinated notes due 2009 (the “existing notes”) and solicitation of consents and votes for a pre-packaged bankruptcy plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Pre-Packaged Plan”) in the event the requirements of the restructuring plan are not satisfied. In connection with the restructuring plan, holders of the existing notes who tender their notes will receive an aggregate of up to 45.1 million shares of Dobson Communications’ class A common stock, 700,000 shares of Dobson Communications’ convertible preferred stock with a maximum aggregate liquidation preference of $125 million, convertible into a maximum of 14.3 million shares of Dobson Communications’ class A common stock, and up to $50.0 million in cash in exchange for their existing notes. Under the terms of the restructuring plan, if the requisite holders of the existing notes did not agree to the restructuring plan, we would proceed to the Pre-Packaged Plan if we had the approval of holders of existing notes representing at least 66.67% of the outstanding aggregate principle amount of the existing notes that actually vote on the Pre-Packaged Plan and the approval of holders representing at least a majority in number of the holders of the existing notes who actually vote on the Pre-Packaged Plan. Pursuant to the Pre-Packaged Plan, holders of our existing notes would receive the same consideration as they would have received in the restructuring plan. Upon consummation of the restructuring plan, we would become a wholly-owned, indirect subsidiary of Dobson Communications.

      On August 13, 2003, we and Dobson Communications jointly announced that we have accepted all of the existing notes that were tendered in connection with the proposed restructuring plan. As a condition of the restructuring plan, holders of at least 99.5% of the aggregate principal amount of our outstanding notes were required to accept the exchange offer and tender their notes, unless we and Dobson Communications agreed to a lesser participation. As of August 13, 2003, Dobson Communications stated that 97.4% of the outstanding principal amount of our notes had been tendered, thus, we and Dobson Communications determined to waive the 99.5% acceptance requirement, and accept all notes tendered, and to proceed with the consummation of the restructuring plan. Even though we also received substantially more than the required vote for our prepackaged plan of reorganization, we and Dobson Communications do not intend to pursue the restructuring through the Pre-Packaged Plan of our reorganization. We expect to close the exchange transaction on August 18, 2003, or as soon thereafter as is practicable.

      Dobson Communications has agreed to file a re-sale shelf registration statement for the new class A common and preferred stock within 20 days of the closing of the exchange.

      Also related to the restructuring, on August 8, 2003, we and ACC Escrow Corp., a recently formed, wholly-owned, indirect subsidiary of Dobson Communications, completed the private offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow was organized to merge with us as part of the restructuring plan. The net proceeds of the note offering were placed in escrow. Upon consummation of the restructuring plan, including the merger, the net proceeds from the offering will be used to fully repay our existing bank credit facility and to pay expenses of the restructuring.

      We expect to enter into a new senior credit facility, to be secured by certain of our assets, with availability up to $30 million. However, we do not currently have commitments for any such facility.

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

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At June 30, 2003 post-paid subscribers accounted for the largest portion of our subscriber base, at 94.8%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At June 30, 2003, the reseller base accounted for 4.1% of our total subscriber base. Our pre-paid subscribers, which at June 30, 2003 accounted for 1.1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes-of-use) was $0.16 for the three months ended June 30, 2003, $0.18 for the three months ended June 30, 2002, $0.17 for the six months ended June 30, 2003, and $0.18 for the six months ended June 30, 2002. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 3.7% and 6.8% for the three and six months ended June 30, 2003 compared to 2002. We believe that the industry trend toward increasing minutes-of-use per subscriber will continue to offset declining revenue per minute-of-use due to the continued popularity of calling plans which offer a large number of included minutes and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 29.7% of our operating revenue for the three months ended June 30, 2003, 30.7% for the three months ended June 30, 2002, 27.9% for the six months ended June 30, 2003 and 28.8% for the six months ended June 30, 2002. Roaming revenue typically yields higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition among wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.23 for the three months ended June 30, 2003, $0.29 for the three months ended June 30, 2002, $0.23 for the six months ended June 30, 2003, and $0.29 for the six months ended June 30, 2002. We believe that the trend of increasing roaming minutes will continue to partially offset declining roaming yields. Roaming minutes increased 22.0% and 28.6% for the three and six months ended June 30, 2003 compared to 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customers; therefore, we consider equipment sales to be a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. This decline in expense per minute has contributed significantly to the recent trend of declining cost of service.

      Our cost of equipment represents the costs associated with telephone equipment and accessories sold. We, like other wireless providers, have continued the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers continues to intensify. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in our number of wireless subscribers.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Operating revenue. For the three months ended June 30, 2003, our total operating revenue increased $1.1 million, or 1.0%, to $116.9 million from $115.8 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$78,120	66.8%	$76,260	65.9%
Roaming revenue	34,718	29.7%	35,592	30.7%
Equipment and other revenue	4,099	3.5%	3,958	3.4%

Total	$116,937	100.0%	$115,810	100.0%

      For the three months ended June 30, 2003, our service revenue increased $1.8 million, or 2.4%, to $78.1 million from $76.3 million for the three months ended June 30, 2002. The increase was primarily attributable to increased penetration and usage. Our average subscriber base increased 5.7% to 659,400 at June 30, 2003 from 623,600 at June 30, 2002. However, our average monthly service revenue per subscriber decreased to $39 for the three months ended June 30, 2003 compared to $40 for the three months ended June 30, 2002.

      For the three months ended June 30, 2003, our roaming revenue decreased $0.9 million, or 2.5%, to $34.7 million from $35.6 million for the three months ended June 30, 2002. We experienced a 22.0% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, however it was offset by a 20.1% decline in our roaming revenue per minute-of-use.

      For the three months ended June 30, 2003, our equipment and other revenue increased $0.1 million, or 3.6%, to $4.1 million from $4.0 million for the three months ended June 30, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the three months ended June 30, 2003 compared to the same period in 2002.

      Cost of Service. For the three months ended June 30, 2003, our total cost of service decreased $4.4 million, or 15.1%, to $24.9 million from $29.3 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$13,705	55.1%	$13,075	44.7%
Roaming costs	11,149	44.9%	16,198	55.3%

Total cost of service	$24,854	100.0%	$29,273	100.0%

      For the three months ended June 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $0.6 million, or 4.8%, to $13.7 million from $13.1 million for the comparable period in 2002. This increase primarily resulted from the increase in our network capacity necessary to handle minute-of-use growth.

      For the three months ended June 30, 2003, roaming costs decreased by $5.0 million, or 31.2%, to $11.2 million from $16.2 million for the same period in 2002. This decrease was the result of a 28.7% decline in rates charged by third-party providers resulting from new lower rate agreements and a 3.5% decrease in the minutes used by our customers on those providers’ networks.

      Cost of equipment. For the three months ended June 30, 2003, our cost of equipment increased $1.5 million, or 19.2%, to $9.2 million during 2003 from $7.7 million in 2002. This increase resulted from an increase in the equipment upgrades during the three months ended June 30, 2003 compared to the same period in 2002.

      Marketing and selling costs. For the three months ended June 30, 2003, our marketing and selling costs decreased $2.4 million, or 16.0%, to $12.4 million from $14.8 million for the three months ended June 30, 2002 due to efficiencies gained from centralized marketing functions with one of our principal owners, Dobson Communications, and a decrease in gross subscriber additions. Gross subscriber additions were 37,900 for the three months ended June 30, 2003 compared to 48,700 for the three months ended June 30, 2002.

      General and administrative costs. For the three months ended June 30, 2003, our general and administrative costs increased $0.3 million, or 1.8%, to $17.3 million from $17.0 million for the three months ended June 30, 2002. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber decrease 4.6% to approximately $8 for the three months ended June 30, 2003 compared to approximately $9 for the six months ended June 30, 2002.

      Depreciation and amortization expense. For the three months ended June 30, 2003, our depreciation and amortization expense increased $0.8 million, or 4.8%, to $17.6 million from $16.8 million for 2002. The increase was the result of additional depreciation on fixed assets acquired in 2002 and the first six months of 2003.

      Interest expense. For the three months ended June 30, 2003, our interest expense decreased $7.6 million, or 19.5%, to $31.2 million from $38.8 million for the three months ended June 30, 2002. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased variable interest rates as a result of lower interest rates and the expiration of our hedges.

      Impairment on Goodwill. For the three months ended June 30, 2002, we recognized am impairment of our goodwill totaling $377.0 million. This impairment was a result of our periodic re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

      Net loss. For the three months ended June 30, 2003, our net income was $2.1 million. Our net income increased $383.7 million from a net loss of $381.6 million for the three months ended June 30, 2002. The increase in our net income was primarily attributable to our loss recognized from the $377.0 million impairment of a portion of our goodwill during 2002, as described above, and an increase in our operating income during the three months ended June 30, 2003 compared to 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Operating revenue. For the six months ended June 30, 2003, our total operating revenue increased $7.7 million, or 3.6%, to $223.4 million from $215.7 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Six Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$153,295	68.6%	$146,447	67.9%
Roaming revenue	62,398	27.9%	62,185	28.8%
Equipment and other revenue	7,733	3.5%	7,061	3.3%

Total	$223,426	100.0%	$215,693	100.0%

      For the six months ended June 30, 2003, our service revenue increased $6.9 million, or 4.7%, to $153.3 million from $146.4 million for the six months ended June 30, 2002. The increase was primarily attributable to increased penetration and usage. Our average subscriber base increased 6.7% to 658,800 at June 30, 2003 from 617,500 at June 30, 2002. Our average monthly service revenue per subscriber remained constant at $39 for the six months ended June 30, 2003 and 2002.

      For the six months ended June 30, 2003, our roaming revenue increased $0.2 million, or 0.3%, to $62.4 million from $62.2 million for the six months ended June 30, 2002. This slight increase was primarily attributable to a 28.6% increase in roaming minutes in our markets due to expanded coverage areas and increased usage offset by a 22.0% decline in our roaming revenue per minute-of-use.

      For the six months ended June 30, 2003, our equipment and other revenue increased $0.6 million, or 9.5%, to $7.7 million from $7.1 million for the six months ended June 30, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the six months ended June 30, 2003 compared to the same period in 2002.

      Cost of Service. For the six months ended June 30, 2003, our total cost of service decreased $8.3 million, or 14.5%, to $48.4 million from $56.7 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Six Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$26,577	54.9%	$24,645	43.5%
Roaming costs	21,846	45.1%	32,003	56.5%

Total cost of service	$48,423	100.0%	$56,648	100.0%

      For the six months ended June 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $2.0 million, or 7.8%, to $26.6 million from $24.6 million for the comparable period in 2002. This increase primarily resulted from the increase in our network capacity necessary to handle minute-of-use growth.

      For the six months ended June 30, 2003, roaming costs decreased by $10.2 million, or 31.7%, to $21.8 million from $32.0 million for the same period in 2002. This decrease was the result of a 30.6% decline in rates charged by third-party wireless providers resulting from new lower rate agreements and a 1.6% decrease in the minutes used by our customers on those providers’ networks.

      Cost of equipment. For the six months ended June 30, 2003, our cost of equipment increased $3.0 million, or 19.4%, to $18.1 million during 2003 from $15.1 million in 2002. This increase resulted from an increase in the equipment upgrades during the six months ended June 30, 2003 compared to the same period in 2002.

      Marketing and selling costs. For the six months ended June 30, 2003, our marketing and selling costs decreased $3.6 million, or 12.5%, to $24.8 million from $28.4 million for the six months ended June 30, 2002 due to efficiencies gained from centralized marketing functions with one of our principal owners, Dobson Communications, and a decrease in gross subscriber additions. Gross subscriber additions were 76,400 for the six months ended June 30, 2003 compared to 95,500 for the six months ended June 30, 2002.

      General and administrative costs. For the six months ended June 30, 2003, our general and administrative costs increased $1.3 million, or 3.9%, to $34.9 million from $33.6 million for the six months ended June 30, 2002. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber decreased 3.3% to approximately $8 for the six months ended June 30, 2003 compared to approximately $9 for the six-month periods ended June 30, 2002.

      Depreciation and amortization expense. For the six months ended June 30, 2003, our depreciation and amortization expense increased $1.9 million, or 5.6%, to $34.6 million from $32.7 million for 2002. The increase was the result of additional depreciation on fixed assets acquired in 2002 and the first six months of 2003.

      Interest expense. For the six months ended June 30, 2003, our interest expense decreased $16.8 million, or 21.2%, to $62.5 million from $79.3 million for the six months ended June 30, 2002. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased variable interest rates as a result of lower interest rates and the expiration of our hedges.

      Impairment on Goodwill. For the six months ended June 30, 2002, we recognized an impairment of our goodwill totaling $377.0 million. This impairment was a result of our periodic re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

      Loss from discontinued operations. For the six months ended June 30, 2002, we had a net loss from discontinued operations of $0.7 million. This loss from discontinued operations reflects our 2002 operating losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002.

      Gain from sale of discontinued operations. For the six months ended June 30, 2002, we had a gain from sale of discontinued operations of $13.5 million, net of tax. This gain reflects our sale of our Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002.

      Cumulative effect of change in accounting principle. For the six months ended June 30, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $281.6 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets.”

      Net loss. For the six months ended June 30, 2003, our net loss was $0.3 million. Our net loss decreased $663.5 million, or 100.0%, from $663.8 million for the six months ended June 30, 2002. The decrease in our net loss was primarily attributable to our cumulative effect of change in accounting principle related to the implementation of SFAS No. 142 and our impairment of goodwill in 2002, as described above.

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

      At June 30, 2003, we had $23.1 million of unrestricted cash and $4.1 million in restricted cash. Upon consummation of the proposed restructuring and the execution of a new secured credit facility, we expect to have sufficient resources to satisfy our expected capital expenditures, working capital and debt service obligations for the foreseeable future.

Net Cash Flow

      At June 30, 2003, we had a working capital deficit of $1.5 billion, a ratio of current assets to current liabilities of 0.05:1 and an unrestricted cash balance of $23.1 million, which compares to a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.06:1, and an unrestricted cash balance of $15.9 million at December 31, 2002. Our callable long-term debt of $1.56 billion at June 30, 2003 and $1.59 billion at December 31, 2002, is included in our current liabilities. Without consideration of our long-term debt, we would have had working capital of $12.4 million at June 30, 2003 and $31.2 million at December 31, 2002.

      Our net cash provided by operating activities totaled $23.5 million for the six months ended June 30, 2003 compared to net cash used in operating activities of $0.9 million for the six months ended June 30, 2002. The increase is primarily due to increases from operating income in 2003 and additional cash used in 2002 for our discontinued operations.

      Our net cash used in investing activities totaled $19.5 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $165.4 million for the six months ended June 30, 2002. This decrease is related primarily to the net proceeds from the sale of Tennessee 4 RSA to Verizon Wireless for a total of approximately $202.6 million, less approximately $8.1 million reserved in escrow received in 2002. Capital expenditures were $28.3 million for the six months ended June 30, 2003 and $30.0 million for the six months ended June 30, 2002.

      Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2003 compared to net cash used in financing activities of $165.7 million for the six months ended June 30, 2002. This increase compared to 2002 is primarily due to repayments of long-term debt totaling $325.8 million during 2002, including using the proceeds from the sale of Tennessee 4 RSA.

Capital Resources

      On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loans. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loans. We used proceeds from the March 2001 issuance of our $450.0 million senior subordinated notes due 2009, to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from our issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of June 30, 2003, we had outstanding borrowings under our credit facility of $864.3 million, with no additional amounts available for future borrowings.

      Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens and pay dividends. In addition, we are required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at June 30, 2003, decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at June 30, 2003, decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at June 30, 2003 and thereafter;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at June 30, 2003, increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

      Through September 2002, interest on the revolving credit facility and the term loan facilities was variable and was based on a prime rate or a LIBOR formula. As a result of our non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under our credit facility are only available based on prime rate. The weighted average interest rate for the three months ended June 30, 2003 was 5.8% and interest rates have ranged in total between 4.4% and 10.0% since inception.

      Our credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio of 7.50 to 1.00 in the second quarter of 2003. At June 30, 2002 and continuing through June 30, 2003, we have failed to comply with this covenant. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of our senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. On June 30, 2002 and continuing through June 30, 2003, we classified all of our long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors reports on our 2002 and 2001 financial statements. Also as a result of our non-compliance, beginning in October 2002, all borrowings under our credit facility are only available based on prime rate, which has increased our borrowing rate. During the six months ended June 30, 2003, our total scheduled principal payments were $23.2 million under this facility. On August 8, 2003, however, we and ACC Escrow Corp., a recently formed, wholly-owned, indirect subsidiary of Dobson Communications, completed a private offering of $900 million aggregate principle amount of 10% senior notes due 2011, for which proceeds were placed in escrow. Upon consummation of the exchange offer, the net proceeds of this offer will be used to repay our credit facility, as part of the restructuring plan.

      We expect to enter into a new senior credit facility, to be secured by certain of our assets, with availability up to $30 million. However, we do not currently have commitments for any such facility.

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

Capital Commitments

      We had capital expenditures of $28.3 million for the six month ended June 30, 2003. On July 18, 2003, we announced our plans to accelerate our GSM/ GPRS overlay of networks and thus, we revised our expected capital expenditures for 2003. While we originally projected 2003 capital expenditures of approximately $60 million, we now plan to accelerate construction from 2004 into the current year, thus increasing 2003’s capital expenditures to approximately $105 million. We plan on investing in our property and equipment from operating cash flows expected to be generated during 2003 and the proceeds of our new secured credit facility. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, whether we consummate additional acquisitions and whether we are successful in reorganizing.

      We are obligated under an agreement to purchase approximately $49.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. Approximately $10.2 million of the commitment remained outstanding at June 30, 2003. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases under this commitment using cash flows from operations.

Effect of the Restructuring

      As a result of the consummation of the restructuring, we will become a wholly-owned subsidiary of Dobson Communications and its subsidiaries. Our existing credit facility is expected to be repaid in full and terminated, and the existing notes are exchanged for cash and Dobson Communications common and convertible preferred stock. We expect to enter into a new senior credit facility, to be secured by certain of our assets, with an availability of up to $30.0 million, subject to customary borrowing conditions. We do not currently have commitments for any such facility. There can be no assurance we will be able to obtain one on acceptable terms. We believe that cash on hand, cash generated by our operations and the proceeds available to us under the proposed new senior credit facility will be adequate to satisfy our expected capital expenditures, anticipated working capital requirements and debt service obligations for the foreseeable future.

      Because the new senior notes are not guaranteed by Dobson Communications or any of its subsidiaries other than our domestic restricted subsidiaries, and because we and our subsidiaries will not be guarantors of Dobson Communications indebtedness, there will be restrictions on the ability of Dobson Communications to contribute cash to us for working capital needs, and conversely, to obtain cash from us, either as dividends or borrowings. As a result, despite our status as a consolidated subsidiary of Dobson Communications for tax and financial reporting purposes, it is anticipated that we and our subsidiaries, on the one hand, and Dobson Communications and its subsidiaries, on the other hand, will need to have and maintain separate sources of capital.

Effect of New Accounting Standards

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop the amortizing of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1,2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $281.6 million to reflect the write down of our wireless license acquisition costs to their fair value.

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

      In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement is effective for interim periods beginning after June 15, 2003 and will require that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to our statement of operations. Currently, the charges related to the mandatorily redeemable preferred stock are not reflected in net income (loss), but are reflected in determining net income (loss) applicable to common stock. At June 30, 2003, the carrying value of America Cellular’s mandatorily redeemable preferred stock that would have been reclassified as a liability was $35.0 million. The related dividends that would have been reflected as interest expense was $2.5 million for the six months ended June 30, 2003.

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

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At June 30, 2003, we were not involved with any derivatives or other financial instruments, due to the fact that our previous interest rate swaps expired on June 4, 2002.

      At June 30, 2003, we had debt outstanding of $1.6 billion, of which $864.3 million bears interest at floating rates. These rates averaged 5.8% for the six months ended June 30, 2003. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $8.6 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable

Item 3.	Defaults Upon Senior Securities

      We are not in compliance with a financial covenant contained in our $1.34 billion bank credit facility. This credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio. At June 30, 2003, we were not in compliance with this covenant. Our lenders have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1	)[3.1]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5	)[3.1.1]
3	.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5	)[3.1.2]
3.2		Amended and Restated Bylaws of Registrant	(1	)[3.2]
4.1		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1	)[4.1]
4.2		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1	)[4.2]
4.3		Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1	)[4.3]
4.4		Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4	)[4.5]
4.5		Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4	)[4.6]
4.6		First Amendment to Credit Agreement dated March 2, 2001	(1	)[10.4.1]
4.7		Second Amendment to Credit Agreement dated May 31, 2001	(2	)[10.4.2]
4.8		Third Amendment to Credit Agreement dated September 27, 2001	(5	)[10.4.3]

Exhibit			Method of
Numbers		Description	Filing

4	.8.1	Limited Waiver to Credit Agreement dated April 10, 2002	(6	)[10.4.4]
10.1		Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1	)[10.1]
10.2		Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1	)[10.2]
10.3		Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1	)[10.3]
10	.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7	)[10.3.1]
10.4		Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1	)[10.4]
10	.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5	)[10.5]
10	.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5	)[10.6]
10	.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8	)[10.6.1]
10.7		Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1	)[10.7]
10.8		Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1	)[10.8]
10	.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1	)[10.9.1]
10.11		Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1	)[10.16]
10.12		Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3	)[10.17]
10	.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5	)[10.13]
10.14		Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(9	)[10.14]
10	.15*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(10	)[10.15]
10	.16*	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(10	)[10.16]
10	.17*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of its and its affiliates.	(10	)[10.17]
31.1		Rule 13a-14(a) Certification by our Principal Executive Officer.	(11)
31.2		Rule 13a-14(a) Certification by our Principal Financial Officer.	(11)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed herewith

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: August 14, 2003	/s/ EVERETT R. DOBSON ------------------------------------------------ Everett R. Dobson President and Director
(Principal Executive Officer)

Date: August 14, 2003	/s/ BRUCE R. KNOOIHUIZEN ------------------------------------------------ Bruce R. Knooihuizen Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1	)[3.1]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5	)[3.1.1]
3	.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5	)[3.1.2]
3.2		Amended and Restated Bylaws of Registrant	(1	)[3.2]
4.1		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1	)[4.1]
4.2		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1	)[4.2]
4.3		Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1	)[4.3]
4.4		Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4	)[4.5]
4.5		Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4	)[4.6]
4.6		First Amendment to Credit Agreement dated March 2, 2001	(1	)[10.4.1]
4.7		Second Amendment to Credit Agreement dated May 31, 2001	(2	)[10.4.2]
4.8		Third Amendment to Credit Agreement dated September 27, 2001	(5	)[10.4.3]
4	.8.1	Limited Waiver to Credit Agreement dated April 10, 2002	(6	)[10.4.4]
10.1		Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1	)[10.1]
10.2		Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1	)[10.2]
10.3		Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1	)[10.3]
10	.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7	)[10.3.1]
10.4		Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1	)[10.4]
10	.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5	)[10.5]
10	.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5	)[10.6]
10	.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8	)[10.6.1]
10.7		Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1	)[10.7]
10.8		Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1	)[10.8]

Exhibit			Method of
Numbers		Description	Filing

10	.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1	)[10.9.1]
10.11		Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1	)[10.16]
10.12		Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3	)[10.17]
10	.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5	)[10.13]
10.14		Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(9	)[10.14]
10	.15*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(10	)[10.15]
10	.16*	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(10	)[10.16]
10	.17*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of its and its affiliates.	(10	)[10.17]
31.1		Rule 13a-14(a) Certification by our Principal Executive Officer.	(11)
31.2		Rule 13a-14(a) Certification by our Principal Financial Officer.	(11)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed herewith