Form 10-K
period 2003-12-31
AMERICAN CELLULAR CORP /DE/
filed 2004-03-19
CIK 1067075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No. 333-110082

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

          As of March 1, 2004 there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

          The Registrant meets the conditions set forth in general instructions I (1) (a) and (b) of the Form 10-K and is therefore filing this form with the reduced disclosure format.

          Documents incorporated by reference: None

AMERICAN CELLULAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

      Explanatory Note: ACC Escrow Corp., which was a wholly-owned, indirect subsidiary of Dobson Communications Corporation, was formed on June 23, 2003 and commenced operations on August 8, 2003. As more fully described below, on August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation. For financial reporting purposes, ACC Escrow Corp. is deemed to be the acquiring company. Consequently, this annual report on Form 10-K presents financial information for American Cellular for the period from the formation of ACC Escrow Corp. through December 31, 2003. Unless the context otherwise requires, all references to “our,” “us” and “we” refer to ACC Escrow Corp. and American Cellular and its predecessors and subsidiaries as a combined entity, except where it is clear that such terms refer only to American Cellular without regard to its combination with ACC Escrow Corp. References to “combined” with respect to our results of operations reflect the combination of American Cellular’s results of operations through August 18, 2003, with the results of operation of American Cellular and ACC Escrow Corp. from August 19, 2003 through December 31, 2003.

Overview

      We are a rural and suburban provider of wireless communications services in the United States. At December 31, 2003, our wireless telephone systems covered a total population of 5.0 million and we had approximately 709,200 subscribers with an aggregate market penetration of 14.2%. We provide wireless telephone service in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. We offer digital voice and digital feature services to all of our covered population through our existing Time Division Multiple Access, or TDMA digital network. We are currently in the process of updating our digital network to Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, with an evolution towards Enhanced Data for GSM Evolution, or EDGE, technology which will enable us to offer enhanced data services to our subscribers and roaming partners in the future. ACC Escrow Corp. was formed on June 23, 2003 and commenced operations on August 8, 2003 when it issued $900 million of its 10% senior notes due 2011, which proceeds we used in our restructuring. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation. For financial reporting purposes, ACC Escrow Corp. is deemed to have acquired American Cellular Corporation, and American Cellular Corporation is deemed to be our predecessor company. We have included information regarding our predecessor, American Cellular Corporation, throughout this document.

      To provide a more comparable basis for discussion of our financial results and operations, we have combined results of ACC Escrow Corp. for the period from formation (June 23, 2003) through December 31, 2003, together with the results from our predecessor company, American Cellular Corporation, for the period from January 1, 2003 through August 18, 2003, to discuss 2003 on a combined basis. For the combined year ended December 31, 2003, we had total revenue of $451.3 million and net income of $129.0 million. At December 31, 2003, we had $912.9 million of indebtedness and stockholder’s equity of $455.3 million.

      Prior to August 19, 2003, American Cellular was owned by joint venture which was equally owned by Dobson Communications and AT&T Wireless Services, Inc. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into American Cellular and we completed an exchange offer for our existing 9.5% senior notes due 2009, which we refer to as our existing notes. In the exchange offer, the holders of $681.9 million of the $700 million outstanding principal amount of our existing notes exchanged those existing notes and received 43.9 million shares of Dobson Communications’ Class A common stock, 681,900 shares of Dobson Communications’ Series F convertible preferred stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. We used a portion of the proceeds from the sale of ACC Escrow Corp.’s 10% senior notes to fully repay our existing credit facility. Upon consummation of the restructuring, we became an indirect wholly-owned subsidiary of Dobson Communications. On December 31, 2003, all of our subsidiaries, except ACC Lease Co, Inc. and Alton CellTelCo Partnership, were merged into us.

      We focus on acquiring and operating a mix of rural and suburban wireless systems because we believe these wireless systems provide strong growth opportunities due to lower penetration rates, higher subscriber growth rates and less competition for subscribers than wireless systems located in larger metropolitan areas.

Competitive Strengths

      Strong Position in Attractive Markets. We have significant market share in our wireless markets. These markets have demonstrated positive demographic growth trends, enjoy a higher population density relative to many other rural and suburban markets and generally have fewer competitors than metropolitan markets. Also, our markets are attractive due to their proximity to major metropolitan statistical areas, or MSAs, such as New York City, Minneapolis-St. Paul, Pittsburgh, Cincinnati and Louisville. This proximity, along with our long-term roaming agreements, allows us to offer rate plans that include these MSA’s in our “home area” footprint, which makes our rate plans more competitive. This proximity also enhances our roaming revenue. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal activity. Substantially all of our wireless licenses are 850 MHz licenses, which generally provide the most cost effective platform for delivering service to the end user in our suburban and rural markets. The 850 MHz frequency requires fewer cell sites and less equipment than the 1900 MHz frequency to serve the rural and suburban markets in which we operate.

      High Quality of Service. We believe we offer a high quality of service to our subscribers through our digital network and customer service capabilities. At December 31, 2003, over 90% of our customers subscribed to our digital TDMA service plans, which provides a low level of blocked and dropped calls during peak usage times. Our current deployment of a GSM/ GPRS/ EDGE network will enable us to offer enhanced data capabilities to our customers and persons who roam on our network. We support local customer service through retail stores, a direct sales force, and regional customer service call centers that offer 24-hour services. Moreover, the regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation. Our high quality service and customer satisfaction have been demonstrated by our low churn rates, which for the combined year ended December 31, 2003 was 1.9%.

      Localized Management of Distribution Channels. We distribute our products primarily through a combination of retail outlets, a direct sales force and independent dealers. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. Local management designs marketing programs and tailors distinctive rate plans to emphasize the quality, value and advantage of our services.

      Long-Term Roaming Agreements. We maintain long-term roaming relationships with operators of wireless systems in MSAs near our wireless markets. These roaming agreements allow our subscribers and the subscribers of our roaming partners to roam on each other’s networks at favorable rates. In addition, we deploy technology in our markets that is the same as that selected by our roaming partners in the neighboring MSA. We believe these long-term roaming agreements enable us to maximize our roaming revenue and offer our subscribers a larger “home area” footprint at an attractive price. Our two most significant long-term roaming agreements are with AT&T Wireless and Cingular.

      Experienced Management Team. With more than 50 years of telecommunications experience on a combined basis, our senior management team, consisting of Everett R. Dobson, Douglas B. Stephens and Bruce R. Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry.

      Continued Relationship with Dobson Communications. We believe that the integration of our operations with Dobson Communications has significant benefits. Our licensed areas, combined with those of our parent, Dobson Communications, cover an estimated population of more than 10.6 million, and together we served approximately 1,552,100 subscribers at December 31, 2003. This size and scale enables us to reduce our operating costs and receive technical, network and operational efficiencies from Dobson Communications’ existing corporate infrastructure.

Strategy

      Our strategy is to capitalize on our competitive strengths and further develop and operate rural and suburban wireless systems. We have developed organizational, marketing and operational programs designed to increase the number of our subscribers, promote superior customer service, enhance roaming revenue, control operating costs and improve the profitability of our operations. We plan to attract additional subscribers and increase our market penetration by leveraging the quality of our local networks, roaming relationships, digital technologies, local sales channels and diverse service offerings, which include national, regional and local rate plans.

Operations

Markets and Systems

      The following table sets forth information with respect to our existing wireless markets. Information with respect to populations in licensed areas is as of December 31, 2003 and is based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and MSAs not covered by our licenses. Net population represents total population less minority ownership interests in our licenses. Information with respect to subscribers is as of December 31, 2003. We determine market penetration by dividing the total number of subscribers in each of our Federal Communications Commission, or FCC, wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license.

	Total	Net
Markets:	Population	Population

Oklahoma/ Kansas PCS	259,400	259,400
Alton, IL MSA	21,700	18,900
MI 1 RSA	202,700	202,700
Duluth MN MSA	243,800	243,800
MN 2 RSA	31,800	31,800
MN 3 RSA	58,400	58,400
MN 4 RSA	16,300	16,300
MN 5 RSA	214,700	214,700
MN 6 RSA	274,500	274,500
Eau Claire, WI MSA	148,300	145,300
Wausau WI, MSA	125,800	125,800
WI 1 RSA	118,000	118,000
WI 2 RSA	86,100	86,100
WI 3 RSA	142,900	142,900
WI 4 RSA	124,300	124,300
WI 5 RSA	83,900	83,900
WI 6 RSA	33,600	33,600

	Total	Net
Markets:	Population	Population

Orange County, NY MSA	341,400	341,400
Poughkeepsie, NY MSA	280,200	280,200
NY 5 RSA	393,100	393,100
NY 6 RSA	111,300	111,300
OH 7 RSA	261,500	261,500
OH 10 RSA	62,300	62,300
KY 4 RSA	260,300	260,300
KY 5 RSA	164,400	164,400
KY 6 RSA	277,700	277,700
KY 8 RSA	124,500	124,500
PA 9 RSA	189,300	189,300
WV 2 RSA	76,600	76,600
WV 3 RSA	268,200	268,200

Total — American Cellular markets combined	4,997,000	4,991,200

Total subscribers	709,200

Total penetration	14.2%

Service and Features

      We solidify our commitment to our customers by placing a high priority on offering the latest products, services and competitive rate plans. We have completed the deployment of a fully digital network and have introduced a wireless Internet product in an on-going effort to consistently deliver advanced services and technologies to our customers. We attempt to maximize the choices available to our customers by offering the latest lines of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers, which we balance with our on-going objective to increase profitability.

      The following are key components of our service offerings:

      Wireless Calling. Our primary service offering is wireless telephone service. We currently offer digital service using the TDMA digital standard, in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service. As of December 31, 2003, we had deployed GSM/ GPRS/ EDGE network coverage in our New York markets and expect to deploy this technology over our entire coverage area for both our own subscribers and those of our roaming partners by the end of the second quarter of 2004. The deployment of GSM/ GPRS/ EDGE technology will allow us to provide more advanced wireless data services, thereby giving our subscribers the ability to send and receive pictures and video and to download games and music.

      Digital Handsets. As of December 31, 2003, over 90% of our subscribers utilized digital technology. Our digital subscribers use dual-mode, dual-band handsets. These handsets are compatible with analog cellular, digital cellular and digital PCS service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming wireless carriers, including Cingular Wireless.

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

      We use the CELLULAR ONE® trademark pursuant to licensing agreements with the Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for five-year terms expiring on various dates. These agreements may be renewed at our option for three additional five-year terms. From time-to-time, we may consider alternative brand name strategies and service marks.

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

      We focus our marketing programs on attracting subscribers whom we believe are likely to generate high monthly revenue. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also market our service offerings through a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as direct mail programs.

      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. Our offerings include our Clear Across AmericaTM national rate plans, which use our network along with those of AT&T Wireless and Cingular Wireless. We also offer regional and local rate plans at a variety of pricing tiers. The majority of our new digital subscribers are on our local rate plans, which generally include only areas covered by our network as the “home” area. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. In the future we will be focusing our offers to take advantage of our GSM/ GPRS/ EDGE network that will be fully deployed in 2004. Our focus on offering plans that best fit our subscriber’s needs will remain our main objective.

Sales and Distribution

      We sell and distribute our wireless services, phones and accessories primarily through three distribution channels; retail stores, direct sales and independent dealers. For the combined year ended December 31, 2003, over 65% of our gross subscriber additions were added through our retail stores, while our direct sales force was responsible for almost 10% and our independent dealers added approximately 25%.

      As of December 31, 2003, we had approximately 90 retail stores and outlets, most of which are fully equipped to handle customer service. Some of these stores are also authorized warranty repair centers. Our stores and our well-trained sales staff provide customer-friendly retail environments through extended hours, and by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the subscriber.

      We train and compensate our sales force in a manner designed to stress the importance of customer satisfaction. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs. As a result, we believe that our direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers. As of December 31, 2003, there are approximately 60 employees in our direct sales force.

      As of December 31, 2003, we had relationships with 160 independent dealers, or agents. Those agents operate 200 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, such as electronics stores, national retail chains and independent contractors.

      We have developed an after-sale telemarketing program which we believe helps to reduce our churn rates and enhance customer loyalty. This program, which is conducted by our sales force and customer service personnel, includes courtesy calls to our new customers and allows our sales staff to check customer satisfaction and offer our customers additional calling features.

Customer Service

      Customer service is an essential element of our marketing and operating philosophy. We attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including an area manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2003, our markets were serviced by four regional call centers. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.

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

      Our two most significant roaming partners are AT&T Wireless and Cingular Wireless, which accounted for approximately 87% of our roaming traffic in 2003. We have entered into long-term roaming agreements with both AT&T Wireless and Cingular Wireless to provide their subscribers with TDMA and GSM services when they roam in our markets. These agreements also allow our subscribers to roam outside of our service area on the networks of AT&T Wireless and Cingular Wireless at rates we believe to be favorable.

AT&T Wireless

      Our largest roaming partner is AT&T Wireless. For the combined year ended December 31, 2003, AT&T Wireless’ customers accounted for approximately 47% of our roaming revenue, or approximately 13% of our total operating revenue. In early 2004, Cingular Wireless announced its intention to acquire AT&T Wireless. This acquisition of AT&T Wireless by Cingular Wireless should not have a material impact on the effectiveness of our roaming contracts with each of AT&T Wireless and Cingular Wireless described below.

      The roaming agreement for TDMA expires in 2007. Non-reciprocal rates for TDMA are set forth through the end of the term of the agreement. The roaming agreement for GSM/ GPRS/ EDGE expires in 2008, subject to earlier termination under certain circumstances, including the technical or commercial impracticability of using a party’s roaming network, the occurrence of an unacceptable level of unauthorized use, or the revocation or nonrenewal of a party’s GSM license. For GSM/ GPRS/ EDGE the rates are fixed through June 30, 2006, subject to modification in limited circumstances. The rates in years 2007 and 2008 could decrease to a limited extent based on the average revenue per minutes earned by AT&T Wireless from its subscribers.

      Subject to certain exceptions, through June 30, 2006, the agreements, AT&T Wireless and its controlled affiliates will not expand its current GSM/ GPRS/ EDGE or TDMA footprint to directly or indirectly, engage in a business that provides or resells, or grants a license that facilitates or enables the provision or resale of, facilities-based mobile wireless telecommunications services using GSM/ GPRS/ EDGE or TDMA on any spectrum in any of our markets. Subject to the provisions of the roaming agreements, we may elect to extend the exclusivity period through June 30, 2008. AT&T Wireless’ current GSM/ GPRS/ EDGE footprint overlaps with approximately 0.4 million of the population in our licensed areas.

      AT&T Wireless may engage in investments, asset sales or other business combination transactions involving markets overlapping with us if the overlap is less than 25% of the total markets in the transaction (measured by population); however, in such event, we will have the right to purchase from AT&T Wireless and it’s affiliates, the markets constituting the overlap.

      AT&T Wireless has agreed that its customers, when roaming in any of our markets, will seek TDMA or GSM/ GPRS/ EDGE roaming service from us prior to seeking such service from another carrier so long as we are in compliance with the construction, operational and other requirements under the agreement.

      AT&T Wireless may terminate the preferred GSM roaming provider and limited exclusivity provisions of the agreement if we cease to be in compliance with the construction, operational and other requirements under the agreement, or if a major competitor of AT&T Wireless acquires us.

Cingular Wireless

      Our other significant roaming partner is Cingular Wireless. For the combined year ended December 31, 2003, Cingular Wireless’ customers accounted for approximately 28% of our roaming revenue, or approximately 8% of our total operating revenue. Under our Cingular Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for both usage of TDMA and GSM in our respective markets. These rates have decreased over time through December 16, 2003, when the rates reached a floor that made them a fixed rate until December 31, 2008. Subject to certain limitations, we are the preferred roaming partner for GSM and TDMA services for substantially all of Cingular Wireless’ customers that roam in our markets. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires on December 31, 2011.

North American Cellular Network

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

Billing System

      In November 2002, we signed a five year contract with Convergys Corporation for use of their billing and customer care systems under a service bureau arrangement. During the last half of 2003, we completed the conversion from our previous billing vendor, Verisign Telecommunications Services, or VTS, to the Convergys Atlys® billing and customer care systems operating in a Convergys data center to support wireless voice and data services as well as emerging technology offerings. Consistent with the billing services previously offered by VTS, Convergys provides billing for all our subscribers in all our markets. Convergys handles all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners are responsible for the processing and printing of all customer invoices.

Network Operations

      Network Communications Equipment. Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks and Ericsson.

      Connection Agreements. Our wireless network connects to the public switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, Qwest (US West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Unless notice of termination is given by either party, the agreements automatically renew for six months to one year.

      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.

      Cell Sites and Transmission Towers. At December 31, 2003, we operated 752 cell sites, of which 211 were on towers owned by us.

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

      By the end of the second quarter of 2004, we expect to complete the deployment of our GSM/ GPRS/ EDGE network. With this enhanced data network, we will offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our subscribers and to subscribers of our roaming partners. GSM/ GPRS/ EDGE is the network technology choice for our two largest roaming partners, AT&T Wireless and Cingular Wireless.

Competition

      We compete with one or more companies in all of our markets throughout our regions. Within various markets, these companies include AT&T Wireless, Alltel, Cingular Wireless, Nextel, Rural Cellular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless.

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. In addition, the FCC has required all wireless carriers to provide for wireless number portability for their customers. Once number portability is fully implemented, wireless customers will have the ability to change wireless carriers and retain their wireless telephone numbers. Number portability may result in an increase in churn throughout the industry. Some competitors have begun to market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. We are currently in the process of upgrading our networks to GSM/ GPRS/ EDGE technology.

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

      In early 2004, Cingular Wireless announced its intention to acquire AT&T Wireless. We expect a limited impact from this transaction because of the terms of our existing roaming agreements with Cingular Wireless and AT&T Wireless. We are the preferred roaming provider to Cingular Wireless and AT&T Wireless in substantially all of our TDMA markets, and the preferred roaming provider to AT&T Wireless in our GSM markets. Our GSM roaming agreement with Cingular Wireless permits Cingular Wireless to prefer AT&T Wireless over us in our GSM markets. While we expect to obtain some benefits as a result of the acquisition of AT&T Wireless by Cingular Wireless, we expect the acquisition will not result in a material reduction of our roaming revenues beginning in 2005.

      The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and adopted service and auction rules for these bands. The FCC has also initiated a number of rule making proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

      We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service. The FCC has granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility might enhance MSS providers’ ability to offer more competitive mobile services.

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

Federal Regulation

      The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended (the Communications Act). These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the ongoing technical and operational requirements under which wireless licensees must operate.

General Licensing Requirements

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then-designated cellular geographic service area. The five year build-out period has expired for all of the cellular licenses we currently hold and the FCC has granted several “unserved area” applications filed by us and by other parties for the MSAs and RSAs in which we are a licensee.

      PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and basic trading areas, or BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses.

      The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must provide service to 25% of the service area within five years of their initial license, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular and PCS licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

      Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. In a pending proceeding, the FCC is considering ways of reducing interference caused to public safety radio licensees in the 800 MHz band by enhanced specialized mobile radio, or ESMR, services (such as those offered by Nextel) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The outcome of this proceeding could increase our costs if new regulatory mandates are adopted, and could change ESMR spectrum assignments and affect the ability of ESMR service providers to compete with us.

      In September 2002, the Commission adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes became effective on February 18, 2003, and have enabled us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements. The phase-out of cellular analog service is tied to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted another Report and Order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services such as ourselves to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. This order will increase our costs by requiring us to train our sales force on compatible digital handsets, comply with related reporting requirements, and engage in outreach efforts, and may increase the price of wireless handsets for consumers.

      The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services. Under this regulatory structure, all of our cellular and PCS licenses are classified as (CMRS) licenses. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation.

      The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and ESMR licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined. While we do not presently have a fixed service offering, our network is fully capable of accommodating such a service. We continue to evaluate our service offerings which may include a fixed service plan at some point in the future.

      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We have completed all of our relocation obligations (and related payments) for our PCS markets.

Ownership Restrictions

      Pursuant to a Report and Order adopted on November 8, 2001, while the FCC no longer restricts an entity’s ability to own interests in both cellular frequency blocks in an MSA market (the so-called cellular cross interest rule), the FCC continues to apply the cross interest rule to ownership interests in RSAs. We have joined with three other carriers to request reconsideration of the FCC’s decision to retain the cellular cross interest restriction with respect to ownership interests in RSAs, as we believe the record does not provide any support for distinguishing between interests in RSAs and similar interests in MSAs. In a Notice of Proposed Rulemaking released on October 6, 2003, the FCC proposed rule changes to discontinue the cellular cross-interest restriction where there are more than three competitors in a particular RSA. The FCC is also seeking comment on whether it should remove this restriction for all RSAs where the ownership interest being transferred, assigned or acquired is not a controlling interest.

      Also pursuant to that Report and Order, as of January 1, 2003, the FCC no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. By eliminating a hard cap in favor of the more flexible analysis, we believe the changes adopted by the FCC in the November 8, 2001 Report and Order could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

      The FCC may prohibit or impose conditions on transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights thereunder. Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected. In a Report and Order released October 6, 2003, the FCC adopted a streamlined transfer and assignment process that will be instituted beginning April 5, 2004. Under this new process, certain assignment or transfer of control applications may be granted within a timeframe shorter than the current rules allow.

      FCC rules restrict the voluntary assignments or transfers of control of certain PCS licenses in the C and F Blocks (the so-called “Entrepreneurs’ Blocks”), which were awarded in auctions in which bidding was limited to entities below a certain size and in which certain bidding enhancements (i.e., bidding credits and installment payment plans) were offered. We previously qualified for and presently hold some Entrepreneurs’ Block licenses. During the first five years of the license term (or until the licensee satisfies the five-year construction benchmark), assignments or transfers affecting control of such licenses are permitted only to assignees or transferees that meet the eligibility criteria for participation in the Entrepreneurs’ Block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for the C or F Block, met the same eligibility criteria at the time of receipt of such licenses. The FCC also requires that “entrepreneurs” make “unjust enrichment payments” if they seek to transfer control of or assign an Entrepreneurs’ Block license to an entity that does not qualify for the same level of benefits. During the entire ten-year initial license term, if a license is being paid for in installments, the FCC will condition its approval of a transfer or assignment on remittance of all unpaid principal and accrued interest on the license if the proposed transferee or assignee does not qualify for the installment payment plan. In addition, during the first five years of the license term, an entrepreneur seeking to transfer control of or assign a license must repay to the government all or part of any bidding credit it benefited from in the auction if the proposed transferee or assignee does not qualify for the same level of bidding credit. These rules could restrict our ability to assign or transfer control of our Entrepreneurs’ Block licenses or acquire such licenses from other entities.

      The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25 percent of our equity without the need for any action by the FCC. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25 percent benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock.

General Regulatory Obligations

      The Communications Act and the FCC’s rules impose a number of requirements upon cellular and PCS licensees. These requirements could increase our costs of doing business.

      We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees.

      The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages, and on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. In June 2002, the FCC extended the deadlines for meeting certain of these 911 requirements — the “Phase II” capabilities whereby emergency service providers receive the 911 caller’s geographic location — to March 1, 2003, at the earliest (the actual date for implementing this capability in any given locale will be based on the readiness of public safety agencies to participate in E-911 services). We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request that it do so. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

      Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps. We obtained an interim waiver of these requirements through the period that ended November 19, 2003 for packet-mode services and requested an additional two-year extension of this waiver through November 19, 2005, and have obtained an interim waiver and for certain other capabilities associated with voice services through June 30,2004. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.

      Because the availability of telephone numbers is dwindling, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers in which we have drawn numbers and which are located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets may be partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

      In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, since November 24, 2003, CMRS carriers serving areas located in one of the Top 100 MSAs have been required to port their telephone numbers, provided that they received a request by February 24, 2003 from another carrier to do so. Outside of the Top 100 MSAs, CMRS carriers that receive a request to allow end users to port their telephone numbers must be capable of doing so within six months after receiving the request or by May 24, 2004, whichever is later. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests and have met the November 24, 2003 deadline, and are planning to meet the May 24, 2004 deadline, as applicable.

      The FCC has adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.

      The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. The FCC is currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In a Report and Order adopted on February 20, 2003 and released in August 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities and at unbundled network element, or UNE, prices from LECs for connections from our wireless base stations and switches to the LEC’s telephone network. Furthermore, our ability to order transport between LEC facilities on an unbundled basis at UNE prices is limited by the extent to which alternative non-LEC transport facilities are available over certain routes (which can eliminate the LECs’ obligation to unbundle dedicated transport on those routes).

      The FCC has adopted rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments, as the FCC has required. The FCC initiated a rule making proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Effective April 1, 2003, the FCC prospectively forbade carriers from recovering their administrative costs associated with administering the universal service assessments that carriers are required to pay. The FCC’s new rules require that carriers’ USF recovery charges to customers may not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We have complied with these new requirements. They have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program.

      Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and may receive universal service support for providing service to consumers that use wireless service in high cost areas as their only phone service, as well as to consumers in these areas who also maintain wireline service. Other wireless carriers operating in states where we operate have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We are currently applying for this designation in certain states in which we provide wireless service to qualifying high cost areas, and are contemplating whether and where else to apply. If we are successful in obtaining ETC status in the states in which we are applying and such payments are thus made available to us, they would be an additional source of revenue to us that could be used to support the service we provide in the high cost areas.

      Cellular and PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

      There are restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions have been revised. Given our current marketing activities, these revised rules have limited potential to impose upon us new costs, obligations or burdens.

      Telecommunications carriers are required to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/ grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well.

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

      We cannot ensure that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities, which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

      From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot ensure that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

Employees

      Dobson Cellular Systems, a wholly-owned subsidiary of Dobson Communications, provides all supervision, design, construction and management for us under a management agreement entered into in February 2000, that was amended and restated in August 2003 as part of our reorganization. The management services provided include administration, accounting, billing, credit, collection, insurance, purchasing and clerical services; operational, engineering, maintenance and construction services; and marketing, sales and advertising services. To the extent employees of Dobson Cellular Systems perform services for us under the management agreement, we reimburse Dobson Cellular Systems for the allocable cost of the service provided, which for overhead is generally based on the relative size of our populations or subscribers. Because of the services provided by Dobson Cellular Systems under the management agreement, we have no employees of our own.

      The management agreement may be terminated:

•	by either party in the event of the bankruptcy, insolvency, dissolution, winding up or liquidation of the other party;

•	by us upon a material breach by Dobson Cellular Systems, upon a failure by us to satisfy certain quality or financial performance standards established by Dobson Communications, and in the event of certain changes of control of Dobson Communications or transfers by Dobson Communications of its interests in us; and

•	by Dobson Cellular Systems upon a material breach by us.

Item 2. Properties

      Our headquarters are in Oklahoma City, Oklahoma. We utilize four of the six regional call centers operated by our parent, Dobson Communications. Of the four regional call centers we utilize, two are actually leased by us in our existing wireless markets located in Duluth, Minnesota and LaGrangeville, New York. In addition, our wireless operations leased approximately 90 retail locations throughout our markets. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3. Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is no established trading market for our common stock. As of March 1, 2004, Dobson JV Company and Dobson Communications Corporation were the sole holders of record of our common stock.

      On August 19, 2003, in connection with our acquisition and restructuring, we (together with Dobson Communications) completed an exchange offer for our outstanding 9.5% senior subordinated notes due 2009. In that regard, holders of $681.9 million of $700.0 million principal amount outstanding of our existing notes tendered their notes and received in exchange an aggregate of 300 shares of our Class B common stock, which were contemporaneously assigned by the tendering noteholders to Dobson Communications in exchange for common stock and convertible preferred stock of Dobson Communications. We also issued 50 shares of our Class A common stock to Dobson JV Company, a wholly-owned subsidiary of Dobson Communications, in conjunction with the merger of ACC Escrow Corp. into American Cellular. The shares of our Class A common stock and Class B common stock were issued in a transaction exempt from the registration requirements of Section 5 of the Securities Act pursuant to the provisions of Section 4(2) and Regulation D promulgated thereunder.

Item 6. Selected Financial Data

      The following table sets forth certain of our historical consolidated financial data and that of our predecessor, American Cellular. We derived this consolidated financial data as of December 31, 2003 and 2002, for the period from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002 from the consolidated financial statements included in Item 8, which have been audited by KPMG LLP. We derived the consolidated financial data as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the period from February 25, 2000 through December 31, 2000 from the consolidated financial statements audited by Arthur Andersen LLP. The consolidated financial statements for these three periods were reclassified as of December 31, 2001 to reflect our sale of Tennessee 4 RSA as discontinued operations. We derived the consolidated financial data for the year ended December 31, 1999 from the consolidated financial statements audited by Ernst & Young LLP.

      American Cellular, was formed on February 26, 1998 and began operations on July 1, 1998, after it acquired PriCellular. On February 25, 2000, American Cellular was acquired by an equally owned joint venture between AT&T Wireless and Dobson Communications. On June 23, 2003, a wholly-owned indirect subsidiary of Dobson Communications, ACC Escrow Corp., was formed and began operations on August 8, 2003. ACC Escrow Corp. was merged into American Cellular on August 19, 2003, creating the current, American Cellular. As a result, we became a wholly-owned subsidiary of Dobson Communications. The information set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

		The Predecessor Company
	Period from
	formation	Period from			Period from
	(June 23,	January 1,			February 25,
	2003)	2003			2000
	through	through	Year Ended	Year Ended	through	Year Ended
	December 31,	August 18,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2001	2000	1999

	($ in thousands except per share data)
Statement of Operations Data:
Total operating revenue	$162,623	$288,726	$452,830	$417,243	$309,343	$325,821
Operating expenses:
Cost of service (exclusive of items shown separately below)	35,460	62,225	110,412	106,707	61,062	57,246
Cost of equipment	15,104	23,618	34,206	37,182	26,769	19,356
Selling, general and administrative	52,227	75,615	127,914	117,406	75,349	74,428
Impairment of goodwill	—	—	800,894	—	—	—
Depreciation and amortization	28,647	43,591	66,746	182,637	147,257	97,217

Total operating expenses	131,438	205,049	1,140,172	443,932	310,437	248,247

Operating income (loss)	31,185	83,677	(687,342)	(26,689)	(1,094)	77,574
Interest expense	(37,773)	(78,136)	(142,003)	(165,457)	(133,270)	(106,888)
Dividends on mandatorily redeemable preferred stock	—	(703)	—	—	—	—
Other (expense) income, net	(426)	(538)	1,387	3,723	537	4,918
Income tax benefit (expense)	2,665	(1,961)	14,383	52,199	33,242	(5,418)

(Loss) income from continuing operations	(4,349)	2,339	(813,575)	(136,224)	(100,585)	(29,814)
(Loss) income from discontinued operations, net of income taxes	—	—	(654)	(1,439)	1,342	—
Gain from sale of discontinued operations, net of income taxes	—	—	13,472	—	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	(281,640)	—	—	—
Extraordinary gain, net	—	131,009	—	—	—	—

Net (loss) income	(4,349)	133,348	(1,082,397)	(137,663)	(99,243)	(29,814)
Dividends on preferred stock	—	(2,546)	(4,661)	(2,139)	—	(44,105)

Net (loss) income applicable to common stockholder	$(4,349)	$130,802	$(1,087,058)	$(139,802)	$(99,243)	$(73,919)

Basic net (loss) income applicable to common stockholder per common share:
Continuing operations	$(12,425)	$23,386	$(8,135,750)	$(1,362,235)	$(1,005,857)	$(111)
Discontinued operations	—	—	128,182	(14,393)	13,423	—
Change in accounting principal	—	—	(2,816,400)	—	—	—
Extraordinary item	—	1,310,097	—	—	—	—
Dividends on preferred stock	—	(25,456)	(46,612)	(21,387)	—	(163)

Total basic net (loss) income applicable to common stockholder per common share	$(12,425)	$1,308,027	$(10,870,580)	$(1,398,015)	$(992,434)	$(274)

		The Predecessor Company

	As of December 31,

	2003	2002	2001	2000	1999

	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27, 505	$15,866	$5,962	$14,881	$74,896
Property, plant and equipment, net	205,200	185,935	203,168	184,655	173,425
Intangibles, net	1,332,991	915,845	2,192,133	2,286,211	1,116,923
Total assets	1,625,008	1,209,918	2,699,030	2,690,103	1,484,143
Redeemable preferred stock	—	35,000	35,000	—	—
Current portion of long-term debt	—	1,588,509	46,909	27,465	25,608
Long term debt, net of current portion	912,851	—	1,760,208	1,650,535	1,170,580
Stockholder’s equity (deficit)	455,299	(528,275)	544,563	665,757	233,555

		The Predecessor Company
	Period from
	formation	Period from			Period from
	(June 23,	January 1,			February 25,
	2003)	2003			2000
	through	through	Year Ended	Year Ended	through	Year Ended
	December 31,	August 18,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2001	2000	1999

	($ in thousands except per subscriber data)
Other Financial Data:
Capital expenditures	$41,410	$35,951	$48,798	$74,850	$58,450	$50,462
Other Data:
Subscribers (at period end)	709,200	699,500	690,400	632,100	531,200	434,700
Penetration (at period end)(1)	14.2%	14.0%	13.8%	12.6%	11.2%	8.9%
Average monthly churn rate(2)	1.9%	1.9%	1.9%	1.8%	1.6%	1.6%
Average monthly service revenue per subscriber(3)	$39	$39	$39	$39	$38	$39

(1)	Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(2)	Churn means the number of subscriber cancellations per period as a percentage of the weighted average total number of subscribers during such period. Churn is calculated based on post-paid subscriber information.

(3)	Calculated and reported based on post-paid subscriber information and excludes roaming and equipment and other revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Also see Item 6 for related financial information. Except where expressly stated otherwise, the following discussion and analysis relate to American Cellular prior to its merger with ACC Escrow Corp. on August 19, 2003, and to ACC Escrow Corp. and American Cellular following their merger. Wherever the term “predecessor” or “predecessor company” is used, it refers to American Cellular prior to its merger with ACC Escrow Corp. Unless otherwise stated, the financial and other data set forth below are provided on a combined basis, and the terms “we,” “us” and “our” refer to American Cellular prior to its merger with ACC Escrow Corp., and to ACC Escrow Corp. and American Cellular on a combined basis following their merger.

Overview

      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At December 31, 2003, our wireless systems covered a population of 5.0 million and we had approximately 709,200 subscribers.

      ACC Escrow Corp. was formed on June 23, 2003, as a wholly-owned, indirect subsidiary of Dobson Communications and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior notes due 2009, which we refer to as our existing notes. In the exchange offer, the holders of $681.9 million of the $700 million outstanding principal amount of our existing notes exchanged those existing notes and received 43.9 million shares of Dobson Communications’ Class A common stock, 681,900 shares of Dobson Communications’ Series F convertible preferred stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. We used a portion of the proceeds from the sale of ACC Escrow Corp’s 10% senior notes to fully repay our existing credit facility. Upon consummation of the restructuring on August 19, 2003, we became a wholly-owned subsidiary of Dobson Communications. However, to provide a more comparable basis for our Management Discussion and Analysis, we have combined the actual results for the period from its formation (June 23, 2003) through December 31, 2003, together with the results of American Cellular for the period from January 1, 2003 through August 18, 2003, for comparison with the years ended December 31, 2002 and 2001. We believe that the combined operating presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in intangible assets, goodwill, and shareholders’ equity.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At December 31, 2003, post-paid subscribers accounted for 94.6% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party (reseller) for the monthly usage of the end user (subscriber). At December 31, 2003, the reseller base accounted for 3.9% of our total subscriber base. Our pre-paid subscribers, which at

December 31, 2003, accounted for 1.5% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber, discussed below under “Revenue”, and our total gross additions are calculated and reported based only on post-paid subscriber information. We have experienced a decline in our post-paid gross additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already market enhanced data services, such as 1XRTT. Currently, we are in the process of upgrading our network to GSM/ GPRS/ EDGE and expect our gross subscriber additions to increase during 2004, as a result of new services that will be available with GSM/GPRS/EDGE technology. Our post-paid gross subscriber additions were 163,700 for the combined year ended December 31, 2003, compared to 198,400 post-paid gross subscriber additions for the year ended December 31, 2002 and 201,900 for the year ended December 31, 2001.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly revenue per post-paid subscriber has remained constant; amounting to $39 for the combined year ended December 31, 2003, and for the years ended December 31, 2002 and 2001. We believe there is an opportunity in 2004 for our average monthly revenue per post-paid subscriber to increase from current levels primarily due to additional voice and data services available as a result of our providing GSM/ GPRS/ EDGE technology.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins are declining and are becoming more comparable to margins from our subscribers due to increased market pressures and competition among wireless providers, resulting in reduced rates in our new roaming contracts and scheduled rate reductions in our existing roaming contracts. Our roaming yield (roaming service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.21 for the year ended December 31, 2003, $0.27 for the year ended December 31, 2002 and $0.38 for the year ended December 31, 2001. We expect this yield to decline by approximately 30% during 2004. Even though our roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. As a result, our cash cost per user has continued to decline. Our cash cost per user was $21 for the combined year ended December 31, 2003, was $22 for the year ended December 31, 2002, and was $23 for the year ended December 31, 2001. This decline in expense per minute has helped offset the increased costs from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the costs associated with wireless equipment and accessories sold. We, like other wireless providers, have continued the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers continues to intensify. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration, all of which are provided by our parent, Dobson Communications. We share corporate and shared call center costs with Dobson Communications, which costs are allocated primarily based on the estimated subscribers and populations in our respective licensed areas. If there is a change in this method used to allocate shared costs among Dobson Communications and us, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      This change in policy has and may continue to have a significant impact on our results of operations and financial position. For the year ended December 31, 2001, we recorded $58.3 million of amortization expense related to our goodwill and $34.5 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our 2001 operating results would have been:

2001

($ in thousands except
per share data)
Net loss	$(44,858)
Net loss applicable to common stockholder	(46,997)
Net loss applicable to common stockholder per common share	$(469,966)

      As stated above, through December 31, 2001, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we now evaluate the carrying value of our indefinite life intangible assets at least annually, using their fair values. To complete this evaluation, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, we concluded that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. As a result, we recorded a charge in the first quarter of 2002, net of income tax benefit, of $281.6 million to reflect the write-down of our wireless license acquisition costs to their fair value. We then assessed the carrying amount of our goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of our fair value to our carrying amount, including goodwill. Our fair value is determined based on estimated future discounted cash flows. Upon implementation, it was determined that our estimated fair value exceeded our carrying amount and thus, our goodwill was not deemed to be impaired. Since our goodwill was not deemed to be impaired as of January 1, 2002, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed upon implementation of SFAS No. 142.

      Based on factors and circumstances impacting us and the business climate in which we operated as of June 30, 2002, we determined that it was necessary to re-evaluate the carrying value of our goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors included the non-compliance with our total leverage ratio covenant on our senior credit facility, which gave our lenders the right to accelerate the repayment of the entire amount outstanding under our senior credit facility. In addition, our business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of our wireless license acquisition costs and goodwill, we concluded that the fair value of our wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on our goodwill, we concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30,

2002, we determined that our goodwill was impaired and as a result, we recorded an impairment loss totaling $377.0 million.

      In addition, during fourth quarter 2002, we continued to experience factors impacting our business necessitated a re-evaluation. We continued to be out of compliance with our total leverage ratio covenant of our senior credit facility, which gave our lenders the right to accelerate the repayment of the entire amount outstanding under our senior credit facility. Based on these discussions and other factors, including an increase in a risk-based discount factor, we determined that our goodwill continued to be impaired based on current enterprise valuations. Therefore, we recorded an additional impairment loss of $423.9 million at December 31, 2002, bringing our total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K. These other significant accounting policies, while not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, financial instruments and business combinations require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

Results of Operations

Basis of Presentation

      As previously explained, for the combined year ended December 31, 2003, we have combined the results of operations of our predecessor company, American Cellular Corporation, for the period from January 1, 2003 through August 18, 2003 and the results of operations of ACC Escrow Corp. and American Cellular on a combined basis for the period from formation (June 23, 2003) through December 31, 2003. For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended December 31, 2003 refers to the combined period ended December 31, 2003. The following table sets forth the components of our results of operations for the periods indicated:

	For the period	For the period
	from	from formation
	January 1, 2003	(June 23, 2003)	Combined
	through	through	Year Ended	Year Ended
	August 18, 2003	December 31, 2003	December 31, 2003	December 31, 2002

	($ in thousands)
Operating revenue:
Service revenue	$195,787	$117,002	$312,789	$302,144
Roaming revenue	82,387	39,948	122,335	135,148
Equipment and other revenue	10,552	5,673	16,225	15,538

Total operating revenue	288,726	162,623	451,349	452,830
Operating expenses:
Cost of service (exclusive of items shown separately below)	62,225	35,460	97,685	110,412
Cost of equipment	23,618	15,104	38,722	34,206
Marketing and selling	31,180	21,017	52,197	57,623
General and administrative	44,435	31,210	75,645	70,291
Impairment of goodwill	—	—	—	800,894
Depreciation and amortization	43,591	28,647	72,238	66,746

Total operating expenses	205,049	131,438	336,487	1,140,172

Operating income (loss)	83,677	31,185	114,862	(687,342)
Interest expense	(78,136)	(37,773)	(115,909)	(142,003)
Dividends on mandatorily redeemable preferred stock	(703)	—	(703)	—
Other (expense) income, net	(538)	(426)	(964)	1,387

Income (loss) before income taxes	4,300	(7,014)	(2,714)	(827,958)
Income tax (expense) benefit	(1,961)	2,665	704	14,383

Income (loss) from continuing operations	2,339	(4,349)	(2,010)	(813,575)
(Loss) from discontinued operations, net of income taxes	—	—	—	(654)
Gain from sale of discontinued operations, net of income taxes	—	—	—	13,472
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(281,640)
Extraordinary gain, net	131,009	—	131,009	—

Net income (loss)	133,348	(4,349)	128,999	(1,082,397)
Dividends on preferred stock	(2,546)	—	(2,546)	(4,661)

Net income (loss) applicable to common stockholder	$130,802	$(4,349)	$126,453	$(1,087,058)

Combined Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

      Operating revenue. For the year ended December 31, 2003, our total operating revenue decreased $1.5 million, or 0.3%, to $451.3 million from $452.8 million for the year ended December 31, 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$312,789	69.3%	$302,144	66.7%
Roaming revenue	122,335	27.1%	135,148	29.9%
Equipment and other revenue	16,225	3.6%	15,538	3.4%

Total	$451,349	100.0%	$452,830	100.0%

      For the year ended December 31, 2003, our service revenue increased $10.7 million, or 3.5%, to $312.8 million from $302.1 million for the year ended December 31, 2002. The increase was primarily attributable to increased market penetration and subscriber usage. Our average subscriber base increased 5.1% to 662,600 for 2003 from 630,700 during 2002.

      For the year ended December 31, 2003, our roaming revenue decreased $12.8 million, or 9.5%, to $122.3 million from $135.1 million for the year ended December 31, 2002. Our roaming revenue per minute-of-use has decreased by 22.9% as contractual rates decreased during 2003, however it was partially offset by a 17.3% increase in roaming minutes due to expanded coverage areas and increased usage.

      For the year ended December 31, 2003, our equipment and other revenue increased $0.7 million, or 4.4%, to $16.2 million from $15.5 million for the year ended December 31, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the year ended December 31, 2003 compared to 2002.

      Cost of Service. For the year ended December 31, 2003, our total cost of service decreased $12.7 million, or 11.5%, to $97.7 million from $110.4 million for the year ended December 31, 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$55,225	56.5%	$52,775	47.8%
Roaming costs	42,460	43.5%	57,637	52.2%

Total cost of service	$97,685	100.0%	$110,412	100.0%

      For the year ended December 31, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $2.4 million, or 4.6%, to $55.2 million from $52.8 million for the year ended December 31, 2002. This increase primarily resulted from the increase in our network capacity necessary to handle minute-of-use growth.

      For the year ended December 31, 2003, roaming costs decreased by $15.1 million, or 26.3%, to $42.5 million from $57.6 million for the year ended December 31, 2002. This decrease was the result of a 24.9% decline in rates charged by those providers resulting from new lower rate agreements, and a 1.9% decrease in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the year ended December 31, 2003, our cost of equipment increased $4.5 million, or 13.2%, to $38.7 million during 2003 from $34.2 million in 2002. This increase resulted from a

$7.6 million increase in retention cost due to equipment upgrades for existing customers, offset by a $3.1 million decrease in equipment sold to new subscribers as a result of the decrease in our gross subscriber additions during 2003 compared to 2002.

      Marketing and selling costs. For the year ended December 31, 2003, our marketing and selling costs decreased by $5.4 million, or 9.4%, to $52.2 million from $57.6 million for the year ended December 31, 2002, due to a decrease in our gross subscriber additions during 2003 compared to 2002.

      General and administrative costs. For the year ended December 31, 2003, our general and administrative costs increased $5.3 million, or 7.6%, to $75.6 million from $70.3 million for the year ended December 31, 2002. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the years ended December 31, 2003 and 2002.

      Impairment of Goodwill. For the year ended December 31, 2002, we recognized impairments of our goodwill totaling $800.9 million. These impairments were a result of our re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

      Depreciation and amortization expense. For the year ended December 31, 2003, our depreciation and amortization expense increased $5.5 million, or 8.2%, to $72.2 million from $66.7 million for 2002. This increase is a result of additional depreciation on fixed assets acquired during 2003 and 2002.

      Interest expense. For the year ended December 31, 2003, our interest expense decreased $26.1 million, or 18.4%, to $115.9 million from $142.0 million for 2002. This decrease resulted primarily from the reduction of our total debt and decreased variable interest rates as a result of lower interest rates and the expiration of our hedges.

      Loss from continuing operations. For the year ended December 31, 2003, our net loss from continuing operations was $2.0 million. Our loss from continuing operations decreased $811.6 million, from $813.6 million for the year ended December 31, 2002. The decrease in our net loss was primarily attributable to our $800.9 million impairment of goodwill during 2002.

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

Year Ended December 31, 2002 Compared to the Combined Year Ended December 31, 2001

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

      For the year ended December 31, 2002, our service revenue increased $35.6 million, or 13.4%, to $302.1 million from $266.5 million for the year ended December 31, 2001. The increase was primarily attributable to increased market penetration and subscriber usage. Our average subscriber base increased 11.8% to 630,700 for 2002 from 564,000 during 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber has remained constant at $39. This is a result of our service revenue being positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

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

      For the year ended December 31, 2002, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $9.5 million, or 21.8%, to $52.8 million from $43.3 million for the comparable period in 2001. This increase was primarily the result of an approximate $2.9 million increase in rent incurred from our cell site leases as a result of the continued build-out of our network, an approximate $3.2 million increase in cost of features resulting from the cost to provide handset insurance to our customers, and a $3.4 million increase in toll charges. Toll charges have increased as a result of offering more national and regional rate plans, which often have a certain amount of free long-distance minutes included in the fixed monthly access charge.

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

      Marketing and selling costs. For the year ended December 31, 2002, our marketing and selling costs increased slightly by $1.1 million, or 2.1%, to $57.6 million from $56.5 million for the year ended December 31, 2001, due to a slight increase in selling costs primarily as a result of increased advertising related to the introduction of a new line of rate plans in the second quarter of 2002.

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

      Dividends on preferred stock. For the year ended December 31, 2002, our dividends on preferred stock increased $2.6 million, or 117.9%, to $4.7 million from $2.1 million. They are the result of the purchase of 35,000 shares of preferred stock with a liquidation value of $1,000 per share, by Dobson Communications, on June 29, 2001.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We plan to finance our operations through cash flows from operating activities, and if necessary, bank debt, which may not be available to us in the future, the sale of debt securities and infusions of equity capital from our parent company, Dobson Communications. Dobson Communications is not obligated to contribute equity capital or provide any other financing to our subsidiaries or us.

Cash Flow Activities

      At December 31, 2003, we had a working capital deficit of $1.7 million, a ratio of current assets to current liabilities of 1:1, and an unrestricted cash balance of $27.5 million, which compares to a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.06:1, and an unrestricted cash balance of $15.9 million at December 31, 2002. Our long-term debt of $1.59 billion at December 31, 2002, was included in our current liabilities. Without treating this long-term debt as current liabilities, we would have had working capital of $31.2 million at December 31, 2002.

      Our net cash provided by operating activities totaled $87.3 million for the combined year ended December 31, 2003 and $19.2 million for the year ended December 31, 2002, while our net cash used in operating activities was $9.9 million for the year ended December 31, 2001. Net cash provided by operating activities increased in 2003 compared to 2002, primarily due to an increase in operating income and changes in our current assets and liabilities. Net cash provided by operating activities increased $29.1 million in 2002 compared to 2001, primarily due to decreases in our deferred income taxes, offset by changes in our current assets and liabilities.

      Our net cash used in investing activities totaled $45.2 million for the combined year ended December 31, 2003, while our net cash provided by investing activities was $145.3 million for the year ended December 31, 2002, and our net cash used in investing activities was $55.8 million for the year ended December 31, 2001. We have net cash provided by investing activities during 2002 as compared to 2001 and 2003 as a result of the proceeds provided from the sale of discontinued operations. Capital expenditures were $77.4 million for the combined year ended December 31, 2003, $48.8 million for the year ended December 31, 2002 and $74.9 million for the year ended December 31, 2001.

      Net cash provided by financing activities was $5.3 million for the combined year ended December 31, 2003, while our net cash used in financing activities was $154.6 million for the year ended December 31, 2002, and our net cash provided by financing activities was $56.7 million for the year ended December 31, 2001. Financing activities for the combined year ended December 31, 2003 consisted primarily of the issuance of $900.0 million of debt, maturities of restricted investments of $33.3 million, offset by the related pay down of $894.3 million on our credit facility, and $18.8 million of deferred financing costs. Financing activities for the year ended December 31, 2002 consisted of repayments of long-term debt totaling $347.1 million, primarily funded from proceeds from the sale of Tennessee 4 RSA, which were offset by proceeds from long-term debt of $127.8 million and maturities of restricted investments of $66.5 million. Financing activity sources for the year ended December 31, 2001 consisted of proceeds from long-term debt of $233.0 million, proceeds from senior subordinated notes of $693.0 million, proceeds from issuance of preferred stock of $35.0 million, maturities of restricted investments of $39.0 million and a capital contribution of $16.4 million, which was offset by repayments of long-term debt totaling $797.4 million, purchase of restricted investments of $133.2 million and deferred financing costs of $19.9 million.

Capital Resources

Current Capital Resources

Senior Notes

      During 2001, we sold, in two transactions, $700.0 million principal amount of 9.5% senior subordinated notes due 2009, at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of our restructuring, holders of $681.9 million outstanding principal amount of these senior subordinated notes received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of a new series of our convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. There remains outstanding $18.1 million liquidation value of our 9.5% senior subordinated notes.

      On August 8, 2003, we and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principle amount of 10% senior notes due 2011. The senior notes were sold at par, are unsecured and bear interest at an annual rate of 10.0%. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future indebtedness and are senior to all existing and future subordinated indebtedness.

      In connection with the closing of the sale of the notes, we entered into an indenture dated August 8, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit the ability of us and our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	make restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business

•	enter into sale or leaseback transactions; and

•	make payments for the consent, waiver or amendment of any of the provisions of the indenture.

Terminated Capital Resources

Credit Facility

      On February 25, 2000, we obtained a $1.75 billion credit facility to retire existing debt and complete our acquisition by a joint venture between Dobson Communications and AT&T Wireless. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. This credit facility was amended from time to time and paydowns of the amounts outstanding occurred on several different occasions. The maximum availability of the credit facility was limited by certain restrictions, including certain financial ratios. As of August 18, 2003, we had outstanding borrowings under the credit facility of $864.3 million, with no additional amounts available for future borrowings.

      Through September 2002, interest on the revolving credit facility and the term loans was variable and was based on a prime rate or a LIBOR formula. As a result the non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under the credit facility were only available based on prime rate. The weighted average interest rate for the eight months ended August 2003 was 5.7%, and interest rates have ranged in total between 4.4% and 10.0% since inception. This credit facility was collateralized by substantially all of our assets.

      This credit facility included a requirement that the total debt leverage ratio not exceed 7.50 to 1.00 in the second quarter of 2003. At June 30, 2002 and continuing through August 2003, we failed to comply with this covenant. The lenders had the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would have allowed the holders of our senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. No such acceleration occurred. On June 30, 2002 and continuing through August 2003, all of our long-term debt was classified as current. Until such non-compliance was resolved, there continued to be substantial doubt about our predecessor’s ability to continue as a going concern, as expressed in the independent auditors report on our predecessor’s 2002 and 2001 financial statements. Also as a result of such non-compliance, beginning in October 2002, all borrowings under its credit facility were available based only on the prime rate, which increased the borrowing cost. Upon consummation of our restructuring, as discussed in Note 1, we repaid all amounts outstanding under this credit facility.

Capital Commitments

      We had capital expenditures of $77.4 million during 2003. We have plans to spend approximately $40 million to $55 million for capital expenditures in 2004. The majority of these planned expenditures will occur in the first half of 2004 in relation to the build-out of our GSM/GPRS/EDGE network. However, the amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, whether we consummate additional acquisitions and whether we are successful in reorganizing.

      We have been obligated under an agreement to purchase approximately $49.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. As of December 31, 2003, we had fulfilled this contractual obligation.

      The table below sets forth all of our contractual cash obligations, as of December 31, 2003:

Contractual Cash Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years

	($ in thousands)
Long-term debt	$—	$—	$—	$912,851
Operating leases	12,093	18,093	7,995	6,284

Total contractual cash obligations	$12,093	$18,093	$7,995	$919,135

      In addition, we are required to pay cash interest payments on our 10% senior notes due 2011. Cash interest on our 10% senior notes will total $90.0 million annually through maturity in 2011.

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

      Prior to October 2002, our primary market risk related to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. After September 2002, all of our outstanding senior notes bore interest at fixed rates. At December 31, 2003, we were not involved with any derivatives or other financial instruments.

      At December 31, 2003, we had long-term debt outstanding of $912.9 million, all of which bears interest at fixed rates. Prior to our acquisition by Dobson Communication, our credit facility bore interest at floating rates, which averaged 5.7% for the eight months ended August 31, 2003. As of December 31, 2003, the credit facilities have been paid in full.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Cellular Corporation and Subsidiaries (And the Predecessor Company)
Independent Auditors’ Report	37
Independent Auditors’ Report (the Predecessor Company)	38
Report of Independent Public Accountants (the Predecessor Company)	39
Consolidated balance sheets as of December 31, 2003 and 2002.	40
Consolidated statements of operations from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31, 2002 and 2001.	41
Consolidated statements of stockholder’s equity (deficit) from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31, 2002 and 2001.	42
Consolidated statements of cash flows from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31, 2002 and 2001.	43
Notes to consolidated financial statements	44

INDEX TO SUPPLEMENTARY DATA

American Cellular Corporation and Subsidiaries
Selected quarterly financial data	61

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Cellular Corporation:

      We have audited the accompanying consolidated balance sheet of American Cellular Corporation and subsidiaries (the Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from June 23, 2003 (inception date) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for period from June 23, 2003 (inception date) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Oklahoma City, Oklahoma

February 12, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Cellular Corporation:

      We have audited the accompanying consolidated balance sheet of American Cellular Corporation and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2003 to August 18, 2003 and for the year ended December 31, 2002 These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of American Cellular Corporation as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated March 22, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the assumption that the Company would continue as a going concern, the change in its method for accounting for derivative instruments and hedging activities and the disposal of long lived assets, discussed in Note 5, 2 and 3, respectively, to the consolidated financial statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for period from January 1, 2003 to August 18, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As described in Note 1 to the consolidated financial statements, as of August 19, 2003, the Company entered into a series of transactions that resulted in the Company becoming a wholly-owned subsidiary of Dobson Communications Corporation. The financial statements for the periods prior to the reorganization transactions are prepared using the Company’s prior cost basis and have not been adjusted to reflect the basis changes of the acquisition.

      As discussed in Note 2 to the consolidated financial statements as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangibles with indefinite lives and for goodwill. As discussed above, the financial statements of American Cellular Corporation as of December 31, 2001, and for the year ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by American Cellular Corporation as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to American Cellular Corporation’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss applicable to common stockholders, and the related net loss per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of American Cellular Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

KPMG LLP

Oklahoma City, Oklahoma

February 12, 2004

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

		The Predecessor
		Company
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$27,505,267	$15,865,547
Accounts receivable, net of allowance for doubtful accounts of $1,712,748 in 2003 and $977,723 in 2002.	35,415,003	38,545,920
Restricted cash and investments (Note 2)	4,165,275	38,206,378
Inventory (Note 2)	3,751,447	4,327,769
Deferred tax assets	5,708,000	2,151,000
Prepaid expenses	2,593,317	3,102,085

Total current assets	79,138,309	102,198,699

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	205,199,700	185,935,029

OTHER ASSETS:
Accounts receivable-affiliates	7,059,367	1,278,034
Restricted cash and investments (Note 2)	—	4,122,232
Wireless license acquisition costs (Note 2)	669,168,796	569,168,796
Goodwill (Note 2 and 5)	570,525,432	285,107,091
Deferred financing costs, net of accumulated amortization of $787,308 in 2003 and $14,629,268 in 2002 (Note 2)	18,043,316	41,007,037
Customer list, net of accumulated amortization of $4,746,667 in 2003 and $27,437,873 in 2002 (Note 2)	75,253,333	20,562,127
Other non-current assets	619,706	539,264

Total other assets	1,340,669,950	921,784,581

Total assets	$1,625,007,959	$1,209,918,309

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17,933,533	$35,865,934
Accrued expenses	10,864,285	2,814,310
Accrued interest payable	39,557,201	14,499,071
Accrued dividends payable	—	6,799,945
Deferred revenue and customer deposits	12,526,924	11,014,222
Current portion of long-term debt	—	1,588,509,275

Total current liabilities	80,881,943	1,659,502,757

OTHER LIABILITIES:
Long-term debt (Note 4)	912,850,706	—
Deferred tax liabilities (Note 11)	169,162,204	43,690,897
Other non-current liabilities	6,814,500	—
Commitments (Note 7)
Series A preferred stock (Note 8)	—	35,000,000
STOCKHOLDER’S EQUITY (DEFICIT) (Note 9):
Class A common stock, $.01 par value, 50 shares authorized and issued in 2003; 3,000 shares authorized and 100 issued in 2002.	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	—
Paid-in capital	474,547,248	797,827,564
Retained deficit	(19,248,646)	(1,326,102,910)

Total stockholder’s equity (deficit)	455,298,606	(528,275,345)

Total liabilities and stockholder’s equity (deficit)	$1,625,007,959	$1,209,918,309

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		The Predecessor Company

	For the period from	For the period
	formation	from	For the Year
	(June 23, 2003)	January 1, 2003	Ended	For the Year
	through	to	December 31,	Ended
	December 31, 2003	August 18, 2003	2002	December 31, 2001

OPERATING REVENUE:
Service revenue	$117,002,650	$195,787,153	$302,144,063	$266,507,216
Roaming revenue	39,948,198	82,387,324	135,147,615	132,250,992
Equipment and other revenue	5,672,780	10,552,294	15,537,979	18,484,430

Total operating revenue	162,623,628	288,726,771	452,829,657	417,242,638

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	35,459,944	62,225,347	110,412,273	106,706,736
Cost of equipment	15,104,107	23,618,299	34,205,796	37,182,246
Marketing and selling	21,016,906	31,180,136	57,623,167	56,462,163
General and administrative	31,210,131	44,434,982	70,290,928	60,944,109
Impairment of goodwill (Note 5)	—	—	800,893,860	—
Depreciation and amortization	28,647,386	43,590,974	66,745,545	182,636,954

Total operating expenses	131,438,474	205,049,738	1,140,171,569	443,932,208

OPERATING INCOME (EXPENSE)	31,185,154	83,677,033	(687,341,912)	(26,689,570)
OTHER (EXPENSE) INCOME:
Interest expense	(37,773,497)	(78,136,350)	(142,003,848)	(165,456,826)
Dividends on mandatorily redeemable preferred stock	—	(703,442)	—	—
Other (expense) income, net	(425,599)	(538,070)	1,387,501	3,723,072

(LOSS) INCOME BEFORE INCOME TAXES	(7,013,942)	4,299,171	(827,958,259)	(188,423,324)
Income tax benefit (expense)	2,665,296	(1,960,532)	14,383,305	52,199,794

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,348,646)	2,338,639	(813,574,954)	(136,223,530)
DISCONTINUED OPERATIONS: (Note 3)
Loss from discontinued operations, net of income tax benefit (expense) of $435,838 in 2002 and $(1,188,394) in 2001.	—	—	(653,909)	(1,439,293)
Gain from sale of discontinued operations, net of income tax expense of $50,282,976 for the year ended December 31, 2002.	—	—	13,472,110	—

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4,348,646)	2,338,639	(800,756,753)	(137,662,823)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 2)	—	—	(281,640,000)	—

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN	(4,348,646)	2,338,639	(1,082,396,753)	(137,662,823)
Extraordinary gain, net of income tax expense of $80,296,256 (Note 4)	—	131,009,680	—	—

NET (LOSS) INCOME	(4,348,646)	133,348,319	(1,082,396,753)	(137,662,823)
DIVIDENDS ON PREFERRED STOCK	—	(2,545,617)	(4,661,236)	(2,138,710)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER	$(4,348,646)	$130,802,702	$(1,087,057,989)	$(139,801,533)

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	(12,425)	23,386	(8,135,750)	(1,362,235)
Discontinued operations	—	—	128,182	(14,393)
Cumulative effect of change in accounting principle	—	—	(2,816,400)	—
Extraordinary gain	—	1,310,097	—	—
Dividends on preferred stock	—	(25,456)	(46,612)	(21,387)

TOTAL BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(12,425)	$1,308,027	$(10,870,580)	$(1,398,015)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	350	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

The Predecessor Company

		Stockholder’s Equity (Deficit)

		Class A				Accumulated
		Common Stock				Other	Total
	Comprehensive			Paid in	Retained	Comprehensive	Stockholder’s
	Income (Loss)	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

DECEMBER 31, 2000.		100	$1	$764,999,999	$(99,243,388)	$—	$665,756,612
Net loss	$(137,662,823)	—	—	—	(137,662,823)	—	(137,662,823)
Other comprehensive loss — SFAS 133 transition adjustment, net of tax	(9,510,365)	—	—	—	—	(9,510,365)	(9,510,365)
SFAS 133 transition adjustment reclassified into earnings, net of tax	9,510,365	—	—	—	—	9,510,365	9,510,365
Change in fair value of hedge transactions, net of tax	(14,219,250)	—	—	—	—	(14,219,250)	(14,219,250)

Total comprehensive loss	$(151,882,073)

Capital contribution		—	—	32,827,565	—	—	32,827,565
Preferred stock dividends		—	—	—	(2,138,710)	—	(2,138,710)

DECEMBER 31, 2001.		100	1	797,827,564	(239,044,921)	(14,219,250)	544,563,394
Net loss	$(1,082,396,753)	—	—	—	(1,082,396,753)	—	(1,082,396,753)
Amounts related to hedge transitions reclassified into earnings, net of tax	12,595,376	—	—	—	—	12,595,376	12,595,376
Ineffective hedge transition reclassified into earnings, net of tax	643,751	—	—	—	—	643,751	643,751
Change in fair value of hedge transactions, net of tax	980,123	—	—	—	—	980,123	980,123

Total comprehensive loss	$(1,068,177,503)

Preferred stock dividends		—	—	—	(4,661,236)	—	(4,661,236)

DECEMBER 31, 2002.		100	1	797,827,564	(1,326,102,910)	—	(528,275,345)
Net income	$133,348,319	—	—	—	133,348,319	—	133,348,319

Preferred stock dividends		—	—	—	(2,545,617)	—	(2,545,617)

AUGUST 18, 2003.		100	$1	$797,827,564	$(1,195,300,208)	$—	$(397,472,643)

American Cellular Corporation

	Stockholder’s Equity

	Class A		Class B
	Common Stock		Common Stock				Total
					Paid in	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

FORMATION (JUNE 23, 2003)	—	$—	—	$—	$—	$—	$—
Capital contribution from acquisition	50	1	300	3	474,547,248	—	474,547,252
Dividend to parent	—	—	—	—	—	(14,900,000)	(14,900,000)
Net loss	—	—	—	—	—	(4,348,646)	(4,348,646)

DECEMBER 31, 2003.	50	$1	300	$3	$474,547,248	$(19,248,646)	$455,298,606

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		The Predecessor Company

	For the period from	For the period
	formation	from
	(June 23, 2003)	January 1, 2003	For the Year	For the Year
	through	to	Ended	Ended
	December 31, 2003	August 18, 2003	December 31, 2002	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(4,348,646)	$2,338,639	$(813,574,954)	$(136,223,530)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities—
Depreciation and amortization	28,647,386	43,590,974	66,745,545	182,636,954
Amortization of bond premium and financing costs	1,074,940	4,074,039	6,700,267	5,718,138
Deferred income taxes, net	(2,363,671)	1,418,796	(15,766,622)	(58,021,420)
Noncash mandatorily redeemable preferred stock	—	703,442	—	—
Cash used in operating activities of discontinued operations	—	—	(7,175,022)	—
Loss on ineffective hedge transaction	—	—	1,072,919	—
Impairment of goodwill	—	—	800,893,860	—
Loss on disposition on assets, net	—	—	18,463	481,208
Changes in current assets and liabilities—
Accounts receivable	11,002,840	(6,052,315)	5,002,838	2,660,505
Inventory	(342,624)	913,720	3,685,826	182,739
Interest receivable	—	814,090	—	—
Prepaid expenses and other	865,755	(551,559)	1,662,299	(3,334,691)
Accounts payable	(6,111,848)	(6,524,719)	(3,145,151)	(11,036,387)
Accrued expenses	18,760,741	(1,667,172)	(26,145,000)	4,782,503
Deferred revenue and customer deposits	1,274,951	(168,108)	(730,939)	2,297,022

Net cash provided by (used in) operating activities	48,459,824	38,889,827	19,244,329	(9,856,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,410,297)	(35,951,078)	(48,798,472)	(74,850,030)
Cash acquired from acquisition of American Cellular	35,819,121	—	—	—
Change in receivable/payable-affiliates	(17,422,076)	9,738,668	(1,278,034)	—
Proceeds from sale of assets	—	14,409	—	—
Proceeds from sale of PCS licenses	—	—	—	5,000,000
Net proceeds from sale of discontinued operations	—	—	194,427,958	—
Receipt of funds held in escrow for contingencies on sold assets	—	4,112,154	—	—
Change in receivable from discontinued operations	—	—	—	11,454,868
Other investing activities	—	(80,431)	955,852	2,623,869

Net cash (used in) provided by investing activities	(23,013,252)	(22,166,278)	145,307,304	(55,771,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	900,000,000	—	127,800,000	233,000,000
Repayments of long-term debt	(864,294,281)	(30,019,975)	(347,131,227)	(797,395,544)
Proceeds from senior subordinated notes	—	—	—	693,020,500
Dividend to Parent	(14,900,000)	—	—	—
Investment from Dobson Communications	—	—	—	35,000,000
Deferred financing costs	(18,830,624)	—	(1,817,007)	(19,920,432)
Repayments to affiliate for capital expenditures	—	—	—	(9,193,025)
Capital contribution	—	—	—	16,413,782
Maturities of restricted investments	83,600	33,250,000	66,500,000	38,976,389
Purchase of restricted investments	—	—	—	(133,191,937)

Net cash provided by (used in) financing activities	2,058,695	3,230,025	(154,648,234)	56,709,733

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,505,267	19,953,574	9,903,399	(8,918,519)
CASH AND CASH EQUIVALENTS, beginning of period	—	15,865,547	5,962,148	14,880,667

CASH AND CASH EQUIVALENTS, end of period	$27,505,267	$35,819,121	$15,865,547	$5,962,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—
Interest, net of amounts capitalized	$7,460,123	$58,981,927	$153,476,700	$154,662,660
Income taxes	$142,991	$689,581	$3,572,175	$1,965,633
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution of PCS licenses and certain other assets	$—	$—	$—	$16,413,783
Transfer of assets from affiliates	$—	$227,453	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Notes relate to both American Cellular (“the Company”) and the Predecessor Company of American Cellular (“the Predecessor Company”). The Predecessor Company was owned by a 50/50 joint venture between AT&T Wireless and Dobson Communications, however, on August 19, 2003, American Cellular was reorganized and became a wholly-owned subsidiary of Dobson Communications, as described below.

1. ORGANIZATION:

      ACC Escrow Corp, a wholly-owned, indirect subsidiary of Dobson Communications Corporation, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the sale of $900.0 million senior subordinated notes, the proceeds of which were used in the Company’s restructuring. On August 19, 2003, ACC Escrow Corp. was merged into the Company, when the Company completed an exchange offer for its existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of the Company’s indebtedness and equity ownership. As part of the restructuring, holders of $681.9 million of the $700.0 million of notes tendered their notes. In exchange for the tendered notes, the old noteholders received from Dobson Communications 43.9 million shares of its Class A common stock, 681,900 shares of its convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly-owned subsidiary of Dobson Communications. However, as stated above, to provide a more comparable view of the Company’s consolidated financial statements, the Company has provided its consolidated financial statements and notes for the period from formation (June 23, 2003) through December 31, 2003, along with the consolidated financial statements and notes of the Predecessor Company. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      American Cellular Corporation, the predecessor company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries were acquired by ACC Acquisition LLC (“the Joint Venture”), an equally owned joint venture between Dobson Communications and AT&T Wireless.

Capital Resources and Growth

      On August 8, 2003, the Company and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of Dobson Communications, completed a private offering of $900 million aggregate principal amount of 10% senior notes due 2011. The proceeds were used to pay down the Predecessor Company’s debt. The Predecessor Company had substantial indebtedness and debt service requirements and was subject to significant financial restrictions and limitations. At June 30, 2002 and continuing through August 18, 2003, the Predecessor Company was unable to satisfy all of the covenants under the credit facility. The Predecessor Company was unable to borrow under the credit facility to fund its ongoing operations, planned capital expenditures or other permissible uses.

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company and the Predecessor Company include the accounts of all subsidiaries. For financial reporting purposes, the Company and the Predecessor Company report 100% of revenue and expenses for the markets for which they provide wireless services. Significant intercompany accounts and transactions have been eliminated.

Business Segment

      The Company and the Predecessor Company operate in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents of $27.5 million at December 31, 2003 and $15.9 million at December 31, 2002 consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash and Investments

      Restricted cash and investments totaled $4.2 million at December 31, 2003 and $42.3 million at December 31, 2002, of which $4.2 million at December 31, 2003 and $8.2 million at December 31, 2002 consisted of an escrow to cover any future contingencies related to the Predecessor Company’s sale of Tennessee 4 RSA to Verizon Wireless during February 2002. In addition, $34.1 million at December 31, 2002, was for interest pledge deposits held in escrow for the senior subordinated notes. The interest pledge deposits include the initial deposit of $133.2 million for the $700.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders. As a result of having no further contingencies related to the Verizon Wireless transaction, the Predecessor Company received $4.1 million of the escrow reserve during February 2003 and the Company received the remaining $4.2 million during February 2004.

Allowance for Doubtful Accounts

      Allowance for doubtful accounts of $1.7 million at December 31, 2003 and $1.0 million at December 31, 2002 are based on a percentage of aging receivables. The Company and the Predecessor Company review the allowance for doubtful accounts monthly by evaluating balances for collectibility.

Inventory

      The Company values its inventory using the weighted average costing method of accounting.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $22.7 million was recorded for the period from formation (June 23, 2003) through December 31, 2003, $37.5 million was recorded for the period

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

from January 1, 2003 through August 18, 2003, $57.0 million was recorded for the year ended December 31, 2002 and $57.3 million was recorded for the year ended December 31, 2001.

      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2003 and 2002:

			The Predecessor
			Company
	Useful
	Life	2003	2002

		($ in thousands)	($ in thousands)
Wireless systems and equipment	3-10	$194,932	$299,259
Buildings and improvements	5-40	12,001	20,466
Vehicles, aircraft and other work equipment	3-10	144	1,624
Furniture and office equipment	5-10	5,977	16,122
Plant under construction		13,849	8,490
Land		1,046	1,046

Property, plant and equipment		227,949	347,007
Accumulated depreciation		(22,749)	(161,072)

Property, plant and equipment, net		$205,200	$185,935

Impairment of Long-Lived Assets

      The Company and the Predecessor Company evaluate the carrying value of their indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to evaluate the carrying value using its fair values, at least annually. To complete this evaluation, the Company and the Predecessor Company perform a comparison of the carrying amount of their wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company and the Predecessor Company’s policy to aggregate their wireless license acquisition costs. The Company and the Predecessor Company determine the fair value of their wireless license acquisition costs based on their estimated future discounted cash flows. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the entity to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, then the goodwill is not deemed to be impaired. If the estimated fair value does not exceed its carrying value, the second step of the impairment test is performed, which measures the amount of impairment loss. The Predecessor Company identified impairment relating to its indefinite life intangible assets during 2002. See “Recently Issued Accounting Pronouncements” below for further details.

      The Company continues to account for the impairment of its definite life assets by comparing the carrying value of the assets to the estimated undiscounted future cash flows generated by those assets whenever an event or circumstance indicates that the carrying value may not be recoverable. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the company would impair the carrying value for the excess amount above the fair value.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. In accordance with SFAS No. 142, the Company and the Predecessor Company test for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

Goodwill

      In accordance with SFAS No. 142, the Company and the Predecessor Company test for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized over the eight-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $0.8 million was recorded in the period from formation (June 23, 2003) through December 31, 2003, $3.7 million from January 1, 2003 through August 18, 2003, $6.0 million in 2002 and $5.2 million in 2001. Based on the current expected term of the Company’s long-term debt, the estimated amortization of deferred financing costs would be approximately $2.4 million per year until the costs are fully amortized in 2011.

Customer List

      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $5.9 million was recorded in the period from formation (June 23, 2003) through December 31, 2003, $6.1 million from January 1, 2003 through August 18, 2003, $9.8 million was in 2002, and $9.6 million in 2001. Based on the remaining life of the Company’s customer list, the remaining balance of $75.3 million will be amortized over the next five years at approximately $16.0 million per year.

Derivative Instruments and Hedging Activities

      The Company and the Predecessor Company account for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which require the Company and the Predecessor Company to record an asset or liability and a transition adjustment, net of income tax benefit, to other comprehensive income or loss for its derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Predecessor Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Predecessor Company designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. The Company and the Predecessor Company formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transaction. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      The Predecessor Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001. As a result of the expiration of the Predecessor Company’s interest rate swap agreement on June 4, 2002, there is no balance at December 31, 2003 and 2002. During 2003 and

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives. See Note 4 for further discussion of hedge accounting.

      By using derivative instruments to hedge exposures to changes in commodity prices and exchange rates, the Company and the Predecessor Company expose themselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company and the Predecessor Company believe are minimal credit risks. It is the Company and the Predecessor Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.

Revenue Recognition

      The Company and the Predecessor Company recognize service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company and the Predecessor Company accrued estimated unbilled revenue for services provided of $2.5 million as of December 31, 2003 and $3.0 million as of December 31, 2002, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company is included in a consolidated income tax return with its parent, Dobson Communications, while the Predecessor Company filed its own consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disposal of Long-Lived Assets

      The Company and the Predecessor Company account for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations, described in Note 3, are reflected in the financial statements as “Loss from Discontinued Operations.”

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Earnings Per Share

      Basic earnings per common share is computed by the weighted average number of shares of common stock outstanding during the year. There were no potentially dilutive securities outstanding during 2003, 2002 and 2001.

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

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. The percent of the Company’s roaming revenue earned from two wireless carriers was 76% for the combined year ended December 31, 2003, 67% for the year ended December 31, 2002 and 51% for the year ended December 31, 2001.

Reclassifications

      Certain reclassifications have been made to the previously presented 2002 and 2001 balances to conform them to the current presentation.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Predecessor Company reassessed the useful lives of it intangible assets. A significant portion of its intangible assets is classified as “Wireless license acquisition costs,” which represents the Predecessor Company’s costs associated with acquiring its FCC licenses. These licenses allow the Company and the Predecessor Company to provide wireless services by giving the Company and the Predecessor Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company and the Predecessor Company have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company and the Predecessor Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Predecessor Company ceased the amortization of both goodwill and wireless license acquisition costs and the Company now tests for impairment of goodwill and wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life. For the year ended December 31, 2001, the Predecessor Company recorded $58.3 million of amortization expense related to its goodwill and $34.5 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Predecessor Company’s 2001 operating results would have been:

The Predecessor
Company

2001

($ in thousands except
per share data)
Net loss	$(44,858)
Net loss applicable to common stockholder	(46,997)
Net loss applicable to common stockholder per common share	$(469,966)

      In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Predecessor Company’s policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets continue to be amortized over their estimated useful lives and subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company and the Predecessor Company are required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142 on January 1, 2002, the Predecessor Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it was the Predecessor Company’s policy and continues to be the Company’s policy to aggregate its wireless license acquisition costs. The Predecessor Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, the Predecessor Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Predecessor Company recorded a charge in the first quarter of 2002, net of income tax benefit, of $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value. The Predecessor Company then assessed the carrying amount of its goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of an entity to its carrying amount, including goodwill. The Predecessor Company’s fair value was determined based on estimated future discounted cash flows. It was determined that the estimated fair value of the Predecessor Company exceeded its carrying amount and thus, its goodwill was not deemed to be impaired. Since the Predecessor Company’s goodwill was not deemed to be impaired as of January 1, 2002, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed upon implementation of SFAS No. 142. See Note 5 below.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121. However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

assets, including discontinued operations, and replaces the provisions of Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Predecessor Company entered into a definitive agreement to sell Tennessee 4 RSA. As a result of this sale, the Predecessor Company elected to early adopt this standard during the fourth quarter 2001, effective January 1, 2001 to properly reflect the operations, assets and liabilities of Tennessee 4 RSA as discontinued operations in the consolidated financial statements. Tennessee 4 RSA was sold to Verizon Wireless on February 8, 2002 and proceeds were used to pay down long-term debt.

      In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to an entity’s statement of operations. Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net (loss) income, but were reflected in determining net (loss) income applicable to common stockholder. At August 18, 2003, the carrying value of the Predecessor Company’s mandatorily redeemable preferred stock was $35.0 million. The related dividends that would have been reflected as interest expense were $2.5 million for the six months ended June 30, 2003. Subsequent to the adoption of SFAS No. 150 for the period from July 1, 2003 through August 18, 2003, the Predecessor Company has reflected $0.7 million of its accrued dividends to its net (loss) income. Since formation, the Company has not had any mandatorily redeemable preferred stock outstanding.

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company has adopted EITF 00-21 with no material impact on its financial condition or operations.

3. DISCONTINUED OPERATIONS:

      On February 8, 2002, the Predecessor Company completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Predecessor Company’s consolidated financial statements as discontinued operations.

      The consolidated financial statements have been restated for all periods presented to reflect the Tennessee 4 RSA operations as discontinued operations. The net loss from discontinued operations was

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS: (Continued)

classified on the consolidated statement of operations as “(Loss) income from discontinued operations.” Summarized results of discontinued operations are as follows:

	The Predecessor Company

	2002	2001

	For the Period from	For the
	January 1, 2002	Year Ended
	through	December 31,
	Disposition	2001

	($ in thousands)
Operating revenue	$2,319	$30,976
Loss before income taxes	(1,090)	(251)
Income tax benefit (expense)	436	(1,188)
Loss from discontinued operations	(654)	(1,439)

      The long-term debt of the Predecessor Company was at the consolidated level, and was not reflected by each individual market. Thus, the Predecessor Company had allocated a portion of interest expense to the discontinued operations based on Tennessee 4 RSA’s pro rata population coverage, to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to these operations was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002) and $9.6 million for the year ended December 31, 2001.

      The Predecessor Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses totaling $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling $13.5 million, net of tax expense.

4. LONG-TERM DEBT:

      The Company and the Predecessor Company’s long-term debt as of December 31, 2003 and 2002, consisted of the following:

		The Predecessor
		Company

	2003	2002

	($ in thousands)	($ in thousands)
Credit facility	$—	$894,273
9.5% Senior Subordinated Notes	12,851	694,236
10.0% Senior Notes	900,000	—

Total debt	912,851	1,588,509
Less-current maturities	—	1,588,509

Total long-term debt	$912,851	$—

The Company’s Senior Notes

      On August 8, 2003, ACC Escrow Corp. completed the sale of $900.0 million aggregate principal amount of 10% senior subordinated notes due 2011. The notes were issued at par and bear interest at an annual rate of 10.0%. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Company may, at its option, redeem, with a premium that begins at 110% and declines

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT: (Continued)

to 100%, for some or all of the notes at any time on or after August 1, 2007. Prior to August 1, 2006, the Company may, at its option, use the proceeds of certain equity offerings to redeem at a premium of 110%, a portion of the outstanding notes as long as at least $600.0 million in aggregate principal amounts of the notes remain outstanding immediately after the redemption. The indenture imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make restricted payments, sell assets, create or incur liens, places restrictions on distributions and other payments, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with related persons or engage in any business other than permitted businesses.

Scheduled Future Payments

      The Company’s long-term debt does not begin to come due until 2008.

The Predecessor Company’s Senior Subordinated Notes and Credit Facility

      On February 25, 2000, the Predecessor Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of the Predecessor Company by the Joint Venture. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Predecessor Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Predecessor Company permanently repaid $200.0 million of the term loans. The Predecessor Company used proceeds from the issuance of its $450.0 million senior subordinated notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Predecessor Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Predecessor Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Predecessor Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to the Predecessor Company’s financial covenants, the Predecessor Company was required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when the Predecessor Company completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, the Predecessor Company permanently prepaid approximately $190.0 million of its credit facility. The maximum availability of the credit facility was limited by restrictions, such as certain financial ratios. As of August 18, 2003, the Predecessor Company had outstanding borrowings under the credit facility of $864.3 million, with no additional amounts available for future borrowings.

      The Predecessor Company’s credit facility imposed a number of restrictive covenants that, among other things, limited the Predecessor Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Predecessor Company was required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at August, 2003, decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at August, 2003, decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at August, 2003, and thereafter;

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT: (Continued)

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at August, 2003, increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

      Through September 2002, interest on the revolving credit facility and the term loans was variable and was based on a prime rate or a LIBOR formula. As a result of the Predecessor Company’s non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under the credit facility were only available based on prime rate. The weighted average interest rate for the eight months ended August 2003 was 5.7%, and interest rates have ranged in total between 4.4% and 10.0% since inception. This credit facility was collateralized by substantially all of the assets of the Predecessor Company.

      The Predecessor Company’s credit facility included a financial covenant requiring the Predecessor Company to not exceed a total debt leverage ratio of 7.50 to 1.00 in the second quarter of 2003. At June 30, 2002 and continuing through August 2003, the Predecessor Company failed to comply with this covenant. The lenders had the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would have allowed the holders of the senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. The Predecessor Company would have then been required to either refinance the debt or repay the amounts due. No such acceleration occurred. On June 30, 2002 and continuing through August 2003, the Predecessor Company classified all of its long-term debt as current. Until such non-compliance was resolved, there continued to be substantial doubt about the Predecessor Company’s ability to continue as a going concern, as expressed in the independent auditors’ reports on the Predecessor Company’s 2002 and 2001 financial statements. Also as a result of the Predecessor Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility were only available based on prime rate, which increased the Predecessor Company’s borrowing rate. Upon consummation of the restructuring, as discussed in Note 1, the Predecessor Company repaid all amounts outstanding under this credit facility.

      As a result of acquiring $681.9 million of the $700.0 million of senior subordinated notes for a value totaling $470.6 million, the Predecessor Company recognized an extraordinary gain of $131.0 million, net of tax for the period from July 1, 2003 through August 18, 2003.

      During 2001, the Predecessor Company sold, in two transactions, $700.0 million senior subordinated notes due 2009. These notes were sold at a discount of $6.9 million. These notes bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes. As described above $681.9 million of the $700.0 million senior subordinated notes have been retired. As disclosed above, the credit facility and substantially all of the senior subordinated notes have been retired as a part of the restructuring plan.

      Restricted cash and investments totaling $34.1 million as of December 31, 2002, consisted of the remaining balance of interest pledge deposits for the senior subordinated notes. The interest pledge deposits included the initial deposit of $133.2 million for the $700.0 million senior subordinated notes, net of interest earned and payments issued to bondholders.

Interest Rate Hedges

      Through September 2002, the Predecessor Company paid interest on its bank credit facility at a variable factor, based on LIBOR or prime rate. As a result of the Predecessor Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility were only available based on prime rate. The

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT: (Continued)

Company, from time-to-time, may enter into derivative contracts to reduce exposure against rising interest rates.

      The Company and the Predecessor Company account for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. Therefore, the Predecessor Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. The Predecessor Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001. As a result of the expiration of the Predecessor Company’s interest rate swap agreement on June 4, 2002, there is no balance at December 31, 2002 or 2003.

      In accordance with SFAS No. 133, the Company and the Predecessor Company periodically assesses the effectiveness of their hedge transactions. During February 2002, the Predecessor Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Predecessor Company determined that one of its hedge transactions totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Predecessor Company recorded a loss of $1.1 million representing the fair value of this transaction for the year ended December 31, 2002, which is reflected in other income in the accompanying statement of operations.

5. GOODWILL IMPAIRMENT:

      Based on factors and circumstances impacting the Predecessor Company and the business climate in which it operates, as of June 30, 2002, the Predecessor Company determined that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors include the non-compliance with the Predecessor Company’s total leverage ratio covenant in its senior credit facility, which gave the Predecessor Company’s lenders the right to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, the Predecessor Company’s business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of the Predecessor Company’s wireless license acquisition costs and goodwill, the Predecessor Company concluded that the fair value of its wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on its goodwill, the Predecessor Company concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, the Predecessor Company determined that its carrying value of its goodwill exceeded its fair value. In accordance with SFAS 142, the Predecessor Company proceeded with determining the implied fair value of its goodwill and based on a comparison of the implied fair value of its goodwill to its carrying amount, the Predecessor Company recorded an impairment loss totaling $377.0 million.

      In addition, during fourth quarter 2002, the Predecessor Company continued to have factors impacting its business for which a re-evaluation was necessary. The Predecessor Company continued to not be in compliance with its total leverage ratio covenant on its senior credit facility, which had given its lender’s the right to accelerate the repayment of the entire amount outstanding under its senior credit facility. Based on these discussions and other factors, including an increase in a risk-based discount factor, the Predecessor Company determined that its goodwill continued to be impaired based on current enterprise valuations. Therefore, the Predecessor Company recorded an additional impairment loss of $423.9 million at Decem-

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL IMPAIRMENT: (Continued)

ber 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

6. ACQUISITION BY DOBSON COMMUNICATIONS:

      On August 19, 2003, as described above, the Company was a party to the restructuring of the Company’s indebtedness and equity ownership. Upon consummation of the restructuring, the Company became a wholly-owned, subsidiary of Dobson Communications.

      The purchase price of the Company by Dobson Communications and the allocation of the acquired assets and assumed liabilities for the Company are as follows:

($ in million, except share price)

Calculation and preliminary allocation of purchase price:
Share of Dobson common stock issue	44.2
Dobson stock price at acquisition	$6.84

Fair value of common stock issued	$302.0
Plus Fair value of Dobson convertible preferred stock issued	122.5
Plus cash paid to the Company’s noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by Dobson:
Current liabilities	74.8
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,631.7

Plus fair value of assets acquired by Dobson:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	81.1
Deferred financing costs	19.0
Other non-current assets	0.6
Goodwill (none deductible for income taxes)	570.5

Total fair value of assets acquired	$1,631.7

      The Company’s remaining equity interest was acquired by Dobson Communications to continue the combined strategy of owning rural and suburban wireless telecommunication service areas. Dobson Communications previously managed the operations of the Company under an arrangement with its joint venture partner.

      Prior to the restructuring, the Company had net operating loss, or NOL, carryforwards of approximately $320.0 million. The restructuring transactions resulted in the reduction of those NOL carryforwards by approximately $200.0 million. After the restructuring, approximately $120.0 million of NOL carryforwards remained available to the Company. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. This ownership change, limits the amount of previously generated NOL carryforwards that the Company can utilize to offset

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACQUISITION BY DOBSON COMMUNICATIONS: (Continued)

future taxable income. The Company has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of the Company will be realized prior to their expiration.

7. LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

      The Company and the Predecessor Company has numerous operating leases; these leases are primarily for their retail stores, cell site towers and their locations, and vehicles. Future minimum lease payments required under these operating leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2003, are as follows:

($ in thousands)

2004	$12,093
2005	10,168
2006	7,925
2007	4,862
2008	3,133
2009 and thereafter	6,284

      Lease expense under the above leases was $5.7 million for the period from formation (June 23, 2003) through December 31, 2003, $9.4 million for the period from January 1, 2003 through August 18, 2003, $14.2 million for December 31, 2002 and $11.0 million for the year ended December 31, 2001.

Commitments

      The Company and the Predecessor Company were parties to an equipment supply agreement with Nortel Networks Inc., in which the Company and the Predecessor Company had agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005. As of December 31, 2003, the Company has fulfilled this contractual commitment.

Contingencies

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

8. REDEEMABLE PREFERRED STOCK:

      On June 29, 2001, the Predecessor Company received $35.0 million from one of its principal owners, Dobson Communications, from its purchase of 35,000 shares of the Predecessor Company’s Series A preferred stock. The Predecessor Company had 350,000 authorized shares of its Series A preferred stock, which had a par value of $0.01 per share and was mandatorily redeemable on June 29, 2011 for $1,000 per share, plus accrued and unpaid dividends. Each share of Series A preferred stock was entitled to 12% cumulative annual dividends on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrued

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REDEEMABLE PREFERRED STOCK: (Continued)

but were not payable until the fifth anniversary of the issuance. At December 31, 2002, the Predecessor Company had $6.8 million in accrued dividends relating to its Series A preferred stock. Shareholders of the Series A preferred stock had no voting rights. As a result of the Company’s acquisition by Dobson Communication on August 19, 2003, these shares of preferred stock were cancelled.

9. STOCKHOLDER’S (DEFICIT) EQUITY:

      On August 19, 2003, the Company received a $474.5 million capital contribution from its parent company Dobson Communications. This contribution consisted of cash, preferred stock and common stock. See Note 6.

      The Predecessor Company’s prior capital structure at December 31, 2002, consisted of 100 shares of Class A common stock, with paid-in capital of $797.8 million and a retained deficit of $1.3 billion. The Class A common shares were cancelled upon the Company’s August 19, 2003 acquisition by Dobson Communications.

10. EMPLOYEE BENEFIT PLANS:

      Since May 2000, all employees are employed by the Company’s parent, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.4 million for the combined year ended December 31, 2003, $0.3 million for the year ended December 31, 2002 and $0.6 million for the year ended December 31, 2001, and were recorded as general and administrative expenses in the accompanying statements of operations.

11. TAXES:

      The benefit for income taxes for the period from formation (June 23, 2003) through December 31, 2003, from January 1, 2003 through August 18, 2003 and the years ended December 31, 2002 and 2001 was as follows:

		The Predecessor Company

	For the period	For the period
	from formation	from
	(June 23, 2003)	January 1, 2003	Year Ended	Year Ended
	through	through	December 31,	December 31,
	December 31, 2003	August 18, 2003	2002	2001

	($ in thousands)
Federal income taxes —deferred	$(2,385)	$1,667	$(12,226)	$(44,370)
State income taxes (current and deferred)	(280)	294	(2,157)	(7,830)

Total income tax (benefit) expense	$(2,665)	$1,961	$(14,383)	$(52,200)

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. TAXES: (Continued)

      The benefits for income taxes for the period from formation (June 23, 2003) through December 31, 2003, from January 1, 2003 through August 18, 2003 and the years ended December 31, 2002 and 2001 differ from amounts computed at the statutory rate as follows:

		The Predecessor Company
	For the period
	from formation	For the period
	(June 23, 2003)	from January 1,
	through	2003 through	Year Ended	Year Ended
	December 31, 2003	August 18, 2003	December 31, 2002	December 31, 2001

	($ in thousands)
Income taxes at statutory rate	$(2,385)	$1,461	$(281,506)	$(64,064)
State income taxes, net of Federal income tax effect	(280)	258	(49,677)	(11,305)
Goodwill amortization, for which no benefit is recognized	—	—	316,737	23,326
Other, net	—	242	63	(157)

	$(2,665)	$1,961	$(14,383)	$(52,200)

      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2003 and 2002, were as follows:

		The Predecessor Company
	December 31, 2003	December 31, 2002

	($ in thousands)	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$651	$391
Accrued liabilities	5,057	1,760

Net current deferred income tax asset	5,708	2,151

Noncurrent deferred income taxes:
Fixed assets	(31,056)	(29,560)
Intangible assets	(204,438)	(141,673)
Tax credits and carryforwards	66,332	127,542

Net noncurrent deferred income tax liability	(169,162)	(43,691)

Total net deferred income tax liability	$(163,454)	$(41,540)

      At December 31, 2003, the Company had NOL carryforwards of approximately $175.0 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2019. Due to the Company’s acquisition by Dobson Communications, the NOL carryforwards are subject to limitation under I.R.C. section 382. The Company expects the annual limitation under I.R.C. section 382 to be $100.0 million.

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets. Based on a review of taxable income, history and trends, forecasted taxable income

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. TAXES: (Continued)

and expiration of carryforwards, the Company has not provided a valuation allowance for certain of its NOL carryforwards.

12.	RELATED PARTY TRANSACTIONS:

      In addition to the transactions described in notes 6 and 8, the Company had a receivable totaling $7.1 million at December 31, 2003, and $1.3 million at December 31, 2002, due from related parties. The amounts represent expenditures and expense allocations made by Dobson Communications on behalf of the Company.

      Dobson Communications, the Company’s parent, provides certain services to the Company. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers. Shared costs allocated to the Company from Dobson Communications were $8.4 million for the period form formation (June 23, 2003) through December 31, 2003, $12.3 million for the period from January 1, 2003 through August 18, 2003, $17.1 million for the year ended December 31, 2002, $10.6 million for the year ended December 31, 2001. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on the Company’s behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to the Company’s operations, totaling $15.7 million for the period from formation (June 23, 2003) through December 31, 2003, $26.5 million from January 1, 2003 through August 18, 2003, $42.9 million for the year ended December 31, 2002 and $40.4 million for the year ended December 31, 2001.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company and the Predecessor Company’s financial instruments approximates fair value. The Company and the Predecessor Company estimate the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company and the Predecessor Company for debt with similar terms and remaining maturation.

      Indicated below are the carrying amounts and estimated fair values of the Company and the Predecessor Company’s financial instruments as of December 31:

			The Predecessor
			Company

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in thousands)
Restricted cash and investments	$4,165	$4,165	$42,329	$42,329
Credit facility	—	—	894,273	894,273
9.5% ACC Senior Notes	12,851	13,044	694,236	131,905
10.0% ACC Senior Notes	900,000	999,000	—	—

Supplementary Data

Selected Quarterly Financial Data (unaudited)

American Cellular Corporation and Subsidiaries

		For the period from
		formation	Quarter Ended
		(June 23, 2003) through
		September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2003	$55,163	$107,461
Operating income	2003	$14,765	$16,420
Net income (loss)	2003	$656	$(5,005)
Net income (loss) applicable to common stockholder	2003	$656	$(5,005)
Net income (loss) per average common share	2003	$1,875	$(14,300)

American Cellular Corporation and Subsidiaries (The Predecessor Company)

				For the period
				from
		Quarter Ended		July 1, 2003	Quarter Ended
				through
		March 31,	June 30,	August 18, 2003	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2003	$106,490	$116,937	$65,300	—	—
	2002	$99,883	$115,810	—	$124,202	$112,935
Operating income (loss)	2003	$26,923	$35,633	$21,121	—	—
	2002	$18,824	$(346,699)	—	$36,379	$(395,847)
Net (loss) income	2003	$(2,406)	$2,103	$133,651	—	—
	2002	$(282,153)	$(381,616)	—	$4,280	$(422,908)
Net (loss) income applicable to common stockholder	2003	$(3,660)	$811	$133,651	—	—
	2002	$(283,267)	$(382,764)	—	$3,098	$(424,125)
Net (loss) income per average common share	2003	$(36,601)	$8,115	$1,336,513	—	—
	2002	$(2,832,672)	$(3,827,636)	—	$30,980	$(4,241,253)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During 2002, we changed our accounting firm. Information regarding our engagement of KPMG is included in our current report on Form 8-K filed on June 27, 2002.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information omitted in accordance with General Instruction I (2) (c).

Item 11.	Executive Compensation

      Information omitted in accordance with General Instruction I (2) (c).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information omitted in accordance with General Instruction I (2) (c).

Item 13.	Certain Relationships and Related Transactions

      Information omitted in accordance with General Instruction I (2) (c).

Item 14.	Principal Accountant Fees and Services

      We are a wholly-owned subsidiary of Dobson Communications and Dobson Communications incurs all accounting fees and services on our behalf. All general and administrative costs, are allocated to us by Dobson Communications based on the estimated subscribers and populations in our respective licensed areas. Therefore, the following fees represent our estimate of Dobson Communications’ allocation of accounting fees and services for the fiscal years ended December 31, 2003 and 2002 by KPMG LLP, our principal accounting firm for external auditing.

	Year Ended
	December 31,

	2003	2002

	($ in thousands)
Audit Fees	$284	$129
Audit-Related Fees	—	—

Total Fees (a)	$284	$129

(a)	All fees have been approved by the audit committee of Dobson Communications.

Auditor Fees Pre-Approval Policy

      In November 2002, the audit committee of Dobson Communications adopted a formal policy concerning approval of audit and non-audit services. The policy requires pre-approval of all audit and non-audit services to be provided to Dobson Communications and its subsidiaries, including us; provided that, the Dobson Communications Audit Committee may establish guidelines for (i) the delegation of authority for pre-approval to a single member of the Committee and/ or (ii) establishing a de minimis exception in accordance with applicable laws and regulations.

      The Dobson Communications’ Audit Committee has established guidelines for the retention of the independent auditor for any allowed non-audit service. Under the policy, the following non-audit services may not be performed by our auditor contemporaneously with audit services:

1. Bookkeeping or other services related to the accounting records or financial statements of Dobson Communications and its subsidiaries, including us;

2. Financial information systems design and implementation;

3. Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4. Actuarial services;

5. Internal audit outsourcing services;

6. Management functions or human resources;

7. Broker or dealer, investment advisor, or investment banking services;

8. Legal services and expert services unrelated to the audit; and

9. Any other service that the audit committee of Dobson Communications determines is impermissible.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements of American Cellular Corporation are included in Item 8:

American Cellular Corporation and Subsidiaries (And The Predecessor Company)
Independent Auditors’ Report
Independent Auditors’ Report (the Predecessor Company)
Report of Independent Public Accountants (the Predecessor Company)
Consolidated balance sheets as of December 31, 2003 and 2002.
Consolidated statements of operations from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31,
2002 and 2001.
Consolidated statements of stockholder’s equity (deficit) from formation (June 23, 2003) through
December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31, 2002 and 2001.
Consolidated statements of cash flows from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31,
2002 and 2001.
Notes to consolidated financial statements.

      All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4		ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.	1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1		License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10.2		Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.2]
10.2.	1	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.2.1]
10.4		Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.7]
10.5		InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.6		Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.9]
10.7		Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.10]
10.8		GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.11]
10.9		Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.12]
10.10		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.13]
10.11		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.14]
10.12		Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.15]
10.13		Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.16]
31.1		Rule 13a-14 (a) Certification by our Chairman and Chief Executive Officer	(8)
31.2		Rule 13a-14 (a) Certification by our Chief Financial Officer	(8)

Exhibit		Method of
Numbers	Description	Filing

32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(8)
32.2	Section 1350 Certification by our Chief Financial Officer.	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2004.

AMERICAN CELLULAR CORPORATION

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities on March 15, 2004.

Signatures	Title

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TRENT LEFORCE Trent LeForce	Controller and Assistant Secretary (Principal Accounting Officer)

/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary and Director

/s/ MARK S. FEIGHNER Mark S. Feighner	Director

/s/ FRED J. HALL Fred J. Hall	Director

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Director

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other proxy soliciting material to our security holders with respect to any annual meeting of security holders.

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3	Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4	ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2	Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3	Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1	License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10.2	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.2]
10.2.1	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.2.1]
10.4	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.7]
10.5	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.6	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.9]
10.7	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.10]
10.8	GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.11]

Exhibit		Method of
Numbers	Description	Filing

10.9	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.12]
10.10	Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.13]
10.11	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.14]
10.12	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.15]
10.13	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.16]
31.1	Rule 13a-14 (a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14 (a) Certification by our Chief Financial Officer	(8)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(8)
32.2	Section 1350 Certification by our Chief Financial Officer.	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.