Form 10-Q
period 2004-03-31
AMERICAN CELLULAR CORP /DE/
filed 2004-05-17
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

      As of May 9, 2004 there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,774,338	$27,505,267
Accounts receivable, net	30,085,634	35,415,003
Restricted cash and investments	—	4,165,275
Inventory	4,138,663	3,751,447
Deferred tax assets	5,708,000	5,708,000
Prepaid expenses	3,164,029	2,593,317

Total current assets	62,870,664	79,138,309

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	204,225,423	205,199,700

OTHER ASSETS:
Accounts receivable — affiliates	398,212	7,059,367
Wireless license acquisition costs	669,168,796	669,168,796
Goodwill	570,708,002	570,525,432
Deferred financing costs, net	17,505,139	18,043,316
Customer list, net	71,253,333	75,253,333
Other non-current assets	632,136	619,706

Total other assets	1,329,665,618	1,340,669,950

Total assets	$1,596,761,705	$1,625,007,959

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,567,657	$17,933,533
Accrued expenses	11,806,183	10,864,285
Accrued interest payable	19,174,256	39,557,201
Deferred revenue and customer deposits	12,217,625	12,526,924

Total current liabilities	64,765,721	80,881,943

OTHER LIABILITIES:
Long-term debt (Note 3)	913,066,430	912,850,706
Deferred tax liabilities	164,484,614	169,162,204
Other non-current liabilities	6,510,978	6,814,500
Commitments (Note 5)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(26,613,290)	(19,248,646)

Total stockholder’s equity	447,933,962	455,298,606

Total liabilities and stockholder’s equity	$1,596,761,705	$1,625,007,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		The Predecessor
		Company

	For the Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
OPERATING REVENUE:
Service revenue	$77,372,582	$75,175,890
Roaming revenue	18,112,996	27,679,746
Equipment and other revenue	4,423,881	3,634,082

Total operating revenue	99,909,459	106,489,718

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	22,148,365	23,569,557
Cost of equipment	10,124,095	8,908,568
Marketing and selling	13,214,896	12,390,818
General and administrative	22,044,256	17,693,980
Depreciation and amortization	20,230,711	17,003,573

Total operating expenses	87,762,323	79,566,496

OPERATING INCOME	12,147,136	26,923,222
OTHER (EXPENSE) INCOME:
Interest expense	(23,675,438)	(31,254,148)
Other (expense) income, net	(350,157)	320,867

LOSS BEFORE INCOME TAXES	(11,878,459)	(4,010,059)
Income tax benefit	4,513,815	1,603,951

NET LOSS	(7,364,644)	(2,406,108)
DIVIDENDS ON PREFERRED STOCK	—	(1,253,998)

NET LOSS APPLICABLE TO COMMON STOCKHOLDER	$(7,364,644)	$(3,660,106)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$(21,042)	$(24,061)
Dividends on preferred stock	—	(12,540)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(21,042)	$(36,601)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	350	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
For the Three Months Ended March 31, 2004

	Stockholder’s Equity

	Class A		Class B
	Common Stock		Common Stock				Total
					Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

	(Unaudited)
DECEMBER 31, 2003	50	$1	300	$3	$474,547,248	$(19,248,646)	$455,298,606
Net loss	—	—	—	—	—	(7,364,644)	(7,364,644)

MARCH 31, 2004	50	$1	300	$3	$474,547,248	$(26,613,290)	$447,933,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		The Predecessor
		Company

	For the Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,364,644)	$(2,406,108)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities —
Depreciation and amortization	20,230,711	17,003,573
Amortization of bond premium and financing costs	804,138	1,571,806
Deferred income taxes	(4,677,590)	(1,783,187)
Gain on disposition on assets, net	(5,700)	—
Changes in current assets and liabilities —
Accounts receivable	5,329,369	3,536,243
Inventory	(387,216)	1,330,206
Prepaid expenses and other	(574,052)	(427,754)
Accounts payable	3,634,124	(12,956,377)
Accrued expenses	(19,927,139)	16,346,088
Deferred revenue and customer deposits	(309,299)	(77,161)

Net cash (used in) provided by operating activities	(3,247,298)	22,137,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,253,588)	(13,182,227)
Change in receivable/payable — affiliates	6,659,124	175,785
Refund of funds held in escrow for contingencies on sold assets	4,168,615	4,126,876
Other investing activities	(7,545)	(21,807)

Net cash used in investing activities	(4,433,394)	(8,901,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(14,721,071)
Other financing activities	(50,237)	167,993

Net cash used in financing activities	(50,237)	(14,553,078)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,730,929)	(1,317,122)
CASH AND CASH EQUIVALENTS, beginning of period	27,505,267	15,865,547

CASH AND CASH EQUIVALENTS, end of period	$19,774,338	$14,548,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$43,250,000	$12,976,462
Income taxes	$246,503	$1,654,485
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$2,031	$227,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheet of American Cellular, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2003 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

      The following Notes relate to both the Company and the predecessor company of American Cellular (“the Predecessor Company”). The Predecessor Company was owned by a 50/50 joint venture between AT&T Wireless Services, Inc. and Dobson Communications Corporation. On August 19, 2003, American Cellular was reorganized and became a wholly-owned subsidiary of Dobson Communications, as described below.

1.	Organization

      ACC Escrow Corp, a wholly-owned, indirect subsidiary of Dobson Communications, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the sale of $900.0 million senior notes, the proceeds of which were used in the Company’s restructuring. On August 19, 2003, ACC Escrow Corp. was merged into the Company in conjunction with the Company’s exchange offer for its existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of the Company’s indebtedness and equity ownership. As part of the restructuring, holders of $681.9 million principal amount of the $700.0 million of existing notes tendered their notes. In exchange for the tendered notes, the old noteholders received from Dobson Communications 43.9 million shares of its Class A common stock, 681,900 shares of its convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. Dobson Communications issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees of the restructuring. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly-owned subsidiary of Dobson Communications. To provide a more comparable view of the Company’s condensed consolidated financial statements, the Company has provided its condensed consolidated financial statements and notes for the three months ended March 31, 2004, along with the condensed consolidated financial statements and notes of the Predecessor Company. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      American Cellular Corporation, the predecessor company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries were acquired by ACC Acquisition LLC, an equally-owned joint venture between Dobson Communications and AT&T Wireless.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the three months ended March 31, 2004 and 2003 totaled $16.2 million and $14.6 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	March 31,	December 31,
	2004	2003

	($ in thousands)
Gross property, plant and equipment	$243,124	$227,949
Accumulated depreciation	(38,899)	(22,749)

Property, plant and equipment, net	$204,225	$205,200

3.	Long-Term Debt

      The Company’s long-term debt as of March 31, 2004 and December 31, 2003, consisted of the following:

	March 31,	December 31,
	2004	2003

	($ in thousands)
9.5% Senior Subordinated Notes	$13,066	$12,851
10.0% Senior Notes	900,000	900,000

Total long-term debt	$913,066	$912,851

The Company’s Senior Notes

      On August 8, 2003, ACC Escrow Corp. completed the sale of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The notes were issued at par and bear interest at an annual rate of 10.0%. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Company may, at its option, redeem, with a premium that begins at 110% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. Prior to August 1, 2006, the Company may, at its option, use the proceeds of certain equity offerings to redeem at a premium of 110%, a portion of the outstanding notes as long as at least $600.0 million in aggregate principal amounts of the senior notes remain outstanding immediately after the redemption. The indenture imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make restricted payments, sell assets, create or incur liens, places restrictions on distributions and other payments, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with related persons or engage in any business other than permitted businesses.

4.	Acquisition by Dobson Communications

      On August 19, 2003, as described above, the Company’s indebtedness and equity ownership were restructured. Upon consummation of the restructuring, the Company became a wholly-owned, subsidiary of Dobson Communications.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price of the Company by Dobson Communications and the allocation of the acquired assets and assumed liabilities (including fees paid in the transaction) for the Company are as follows:

($ in millions,
except share price)
Calculation and preliminary allocation of purchase price:
Share of Dobson Communications common stock issue	44.2
Dobson stock price at acquisition	$6.84

Fair value of common stock issued	$302.0
Plus fair value of Dobson Communications convertible preferred stock issued	122.5
Plus cash paid to the Company’s noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by Dobson Communications:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,630.6

Plus fair value of assets acquired by Dobson Communications:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (none deductible for income taxes)	570.7

Total fair value of assets acquired	$1,630.6

      Dobson Communications acquired the Company’s remaining equity interest to continue the combined strategy of owning rural and suburban wireless telecommunication service areas. Dobson Communications previously managed the operations of the Company under an arrangement with its joint venture partner.

      Prior to the restructuring, the Company had net operating loss, or NOL, carryforwards of approximately $320.0 million. The restructuring transactions resulted in the reduction of those NOL carryforwards by approximately $200.0 million. After the restructuring, approximately $120.0 million of NOL carryforwards remained available to the Company. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. This ownership change limits the amount of previously generated NOL carryforwards that the Company can utilize to offset future taxable income on an annual basis. The Company has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of the Company will be realized prior to their expiration.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments and Contingencies

Contingencies

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 1. Except where expressly stated otherwise, the following discussion and analysis relate to American Cellular prior to its merger with ACC Escrow Corp. on August 19, 2003, and to ACC Escrow Corp. and American Cellular following their merger. Wherever the term “predecessor” or “predecessor company” is used, it refers to American Cellular prior to its merger with ACC Escrow Corp. Unless otherwise stated, the financial and other data set forth below are provided on a combined basis, and the terms “we,” “us” and “our” refer to American Cellular prior to its merger with ACC Escrow Corp., and to ACC Escrow Corp. and American Cellular on a combined basis following their merger.

Overview

      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At March 31, 2004, our wireless systems covered a population of 5.0 million and we had approximately 708,400 subscribers.

      ACC Escrow Corp. was formed on June 23, 2003, as a wholly-owned, indirect subsidiary of Dobson Communications and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture, which was equally owned by Dobson Communications and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. In the exchange offer, the holders of $681.9 million of the $700.0 million outstanding principal amount of our existing notes exchanged those existing notes and received 43.9 million shares of Dobson Communications’ Class A common stock, 681,900 shares of Dobson Communications’ Series F convertible preferred stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees of the restructuring. We used a portion of the proceeds from the sale of ACC Escrow Corp’s 10.0% senior notes to fully repay our existing credit facility. Upon consummation of the restructuring on August 19, 2003, we became a wholly-owned subsidiary of Dobson Communications. To provide a more comparable basis for our Management Discussion and Analysis, we have presented our results of operations for the three months ended March 31, 2004, for comparison with the Predecessor Company’s results of operations for the three months ended March 31, 2003. We believe that the combined operating presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in intangible assets, goodwill, and stockholder’s equity.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At March 31, 2004, post-paid subscribers accounted for 94.1% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party (reseller) for the monthly usage of the end user (subscriber). At March 31, 2004, the reseller base accounted for 4.0% of our total subscriber base. Our pre-paid subscribers, which at March 31, 2004 accounted for 1.9% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber, discussed below under “Revenue”, is calculated and reported based only on post-paid subscriber information. We have experienced a decline in our gross additions as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology, and increased products offered to the consumer. Many of our competitors already market enhanced data services, such as 1XRTT. Currently, we are in the process of upgrading our network to GSM/GPRS/ EDGE and expect our gross subscriber additions to increase during 2004, as a result of new services that will be available with GSM/ GPRS/ EDGE technology. Our gross subscriber additions were 43,600 (includes post-paid, reseller and pre-paid) for the three months ended March 31, 2004, compared to 47,100 gross subscriber additions for the three months ended March 31, 2003.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry and we have experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly revenue per post-paid subscriber has remained constant; amounting to $38 for the three months ended March 31, 2004 and 2003. We believe there is an opportunity in 2004 for our average monthly revenue per post-paid subscriber to increase from current levels primarily due to additional voice and data services available as a result of our providing GSM/ GPRS/ EDGE technology.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins are declining and are becoming more comparable to margins from our subscribers due to increased market pressures and competition among wireless providers, resulting in reduced rates in our new roaming contracts and scheduled rate reductions in our existing roaming contracts. Our roaming yield (roaming service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.15 for the three months ended March 31, 2004 and $0.23 for the three months ended March 31, 2003. Even though our roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of service consists primarily of costs we incur to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline has been offset by an increase in general and administrative expenses. Our cash cost per user was $21 for the three months ended March 31, 2004 compared to $20 for the three months ended March 31, 2003.

      Our cost of equipment represents the costs associated with wireless equipment and accessories sold. We, like other wireless providers, have continued the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers continues to intensify. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of our wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent dealers and all other costs to market and sell our wireless products and services, and certain costs related to customer retention. We pay commissions to direct sales personnel and independent dealers for new business generated.

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather these assets are subject to periodic evaluation.

Critical Accounting Policies and Practices

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenue and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration, all of which are provided by our parent, Dobson Communications. We share corporate and shared call center costs with Dobson Communications, which costs are allocated primarily based on the estimated subscribers and populations in our respective licensed areas. If there is a change in this method used to allocate shared costs between Dobson Communications and us, the change could have a significant impact on our results of operations.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

      To provide a more comparable basis for our analysis set forth below we have presented our results of operations for the three months ended March 31, 2004, and the results of operations for the Predecessor Company for the three months ended March 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Operating revenue. For the three months ended March 31, 2004, our total operating revenue decreased $6.6 million, or 6.2%, to $99.9 million from $106.5 million for the comparable period in 2003. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended March 31,

	2004		2003

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Service revenue	$77,372	77.5%	$75,176	70.6%
Roaming revenue	18,113	18.1%	27,680	26.0%
Equipment and other revenue	4,424	4.4%	3,634	3.4%

Total	$99,909	100.0%	$106,490	100.0%

      For the three months ended March 31, 2004, our service revenue increased $2.2 million, or 2.9%, to $77.4 million from $75.2 million for the three months ended March 31, 2003. The increase was primarily attributable to increased market penetration. Our average subscriber base increased 1.7% to 668,800 at March 31, 2004 from 657,700 at March 31, 2003.

      For the three months ended March 31, 2004, our roaming revenue decreased $9.6 million, or 34.6%, to $18.1 million from $27.7 million for the three months ended March 31, 2003. Our roaming revenue per minute-of-use has decreased by 35.4% as contractual rates decreased during 2004, however it was partially offset by a 1.2% increase in roaming minutes due to expanded coverage areas and increased usage.

      For the three months ended March 31, 2004, our equipment and other revenue increased $0.8 million, or 21.7%, to $4.4 million from $3.6 million for the three months ended March 31, 2003. This increase in revenue is primarily due to our increase in the number of customers upgrading to new rate plans including our new GSM rate plans.

      Cost of Service. For the three months ended March 31, 2004, our total cost of service decreased $1.5 million, or 6.0%, to $22.1 million from $23.6 million for the comparable period in 2003. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$13,984	63.1%	$12,873	54.6%
Roaming costs	8,164	36.9%	10,697	45.4%

Total cost of service	$22,148	100.0%	$23,570	100.0%

      For the three months ended March 31, 2004, our network costs, which are the costs we incurred in operating our wireless network and providing service to our customers, increased $1.1 million, or 8.6%, to $14.0 million from $12.9 million for the comparable period in 2003. This increase was primarily due to credits received for the three months ended March 31, 2003 from certain of our network service providers, along with increased network costs due to increased network capacity.

      For the three months ended March 31, 2004, our roaming costs decreased by $2.5 million, or 23.7%, to $8.2 million from $10.7 million for the same period in 2003. This decrease was the result of a 24.5% decrease in roaming costs per minute-of-use, offset by a 1.2% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the three months ended March 31, 2004, our cost of equipment increased $1.2 million, or 13.6%, to $10.1 million during 2003 from $8.9 million in 2003. This increase is due to an increase in average cost of handsets sold to customers along with an increase in the number of customers upgrading to new rate plans including our new GSM rate plans.

      Marketing and selling costs. For the three months ended March 31, 2004, our marketing and selling costs increased $0.8 million, or 6.7%, to $13.2 million from $12.4 million for the three months ended March 31, 2003 due primarily to an increase in spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the three months ended March 31, 2004, our general and administrative costs increased $4.3 million, or 24.6%, to $22.0 million from $17.7 million for the three months ended March 31, 2003. This increase is a result of increased infrastructure costs such as customer service, billing, bad debt, business taxes and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the three months ended March 31, 2004, our depreciation and amortization expense increased $3.2 million, or 19.0%, to $20.2 million from $17.0 million for 2003. The increase was the result of additional depreciation on fixed assets acquired or constructed in 2003 and the first three months of 2004.

      Interest expense. For the three months ended March 31, 2004, our interest expense decreased $7.6 million, or 24.2%, to $23.7 million from $31.3 million for the three months ended March 31, 2003. This decrease primarily resulted from the reduction of our total debt.

      Net loss. For the three months ended March 31, 2004, our net loss was $7.4 million. Our net loss increased $5.0 million, or 208.3%, from $2.4 million for the three months ended March 31, 2003 primarily due to a decrease in our operating income, offset by a reduction in our interest expense.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and if necessary, bank debt and the sale of debt securities and infusions of equity capital from our parent company, Dobson Communications. Some or all of these financing options may not be available to us in the future. Dobson Communications is not obligated to contribute equity capital or provide any other financing to our subsidiaries or us.

Cash Flow Activities

      At March 31, 2004, we had a working capital deficit of $1.9 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $19.8 million, which compares to a working capital deficit of $1.7 million, a ratio of current assets to current liabilities of 1:1, and an unrestricted cash balance of $27.5 million at December 31, 2003.

      Our net cash used in operating activities totaled $3.2 million for the three months ended March 31, 2004 compared to net cash provided by operating activities of $22.1 million for the three months ended March 31, 2003. The decrease in net cash provided by operating activities is primarily due to changes in our current assets and liabilities including our semi-annual interest payment and an increase in our loss from continuing operations.

      Our net cash used in investing activities totaled $4.4 million for the three months ended March 31, 2004 compared to $8.9 million for the three months ended March 31, 2003. This decrease is related primarily to changes in receivables from affiliates of $6.7 million for the three months ended March 31, 2004. Capital expenditures were $15.3 million for the three months ended March 31, 2004 compared to $13.2 million for the three months ended March 31, 2003.

      Our net cash used in financing activities was $0.1 million for the three months ended March 31, 2004 compared to $14.6 million for the three months ended March 31, 2003. This decrease is primarily due to the absence of long-term debt payments for the three months ended March 31, 2004 compared to long-term debt payments of $14.7 million for the three months ended March 31, 2003.

Capital Resources

      In August 2003, as part of our restructuring, holders of $681.9 million outstanding principal amount of our 9.5% senior subordinated notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of Dobson Communications’ Class A common stock, and 681,900 shares of Dobson Communications’ Series F convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock. There remains outstanding $18.1 million liquidation value of our 9.5% senior subordinated notes.

      On August 8, 2003, we and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The senior notes were sold at par, are unsecured and bear interest at an annual rate of 10.0%. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future indebtedness and are senior to all existing and future subordinated indebtedness.

      In connection with the closing of the sale of our 10.0% senior notes, we entered into an indenture dated August 8, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including covenants that limit the ability of us and our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	make restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale or leaseback transactions; and

•	make payments for the consent, waiver or amendment of any of the provisions of the indenture.

Capital Commitments

      We had capital expenditures of $15.3 million for the three months ended March 31, 2004. We plan to spend approximately $40 million to $55 million for capital expenditures in 2004. The majority of these planned expenditures will occur in the first half of 2004 in relation to the build-out of our GSM/ GPRS/ EDGE network. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, and whether we consummate additional acquisitions.

Forward-Looking Statements

      The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Previously, our primary market risk related to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. All of our outstanding senior notes bore interest at fixed rates. At March 31, 2004, we were not involved with any derivatives or other financial instruments.

      At March 31, 2004, we had long-term debt outstanding of $913.1 million, all of which bears interest at fixed rates.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any changes in our internal controls and procedures during the quarter March 31, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8K

      (a) Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3	Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4	ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2	Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3	Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1	License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10.2*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.2.1*	Amendment No. 1 to Purchase and License Agreement between	(4)[10.6.1]
Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002

Exhibit		Method of
Numbers	Description	Filing

10.4	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.17]
10.5	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.6	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.7*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.8*	GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.9*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.10	Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.11	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.12	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.13	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1	Rule 13a-14 (a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14 (a) Certification by our Chief Financial Officer	(8)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(8)
32.2	Section 1350 Certification by our Chief Financial Officer.	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: May 14, 2004

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing
3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1		Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4		ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1		First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1		License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10.2	*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.2.1	*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.4		Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.17]
10.5		InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.6		Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.7	*	Roaming Agreement for GSM/GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.8	*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.9	*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.10		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.11		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.12		Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.13		Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]

31.1	Rule 13a-14 (a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14 (a) Certification by our Chief Financial Officer	(8)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(8)
32.2	Section 1350 Certification by our Chief Financial Officer.	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.