Form 10-Q
period 2004-06-30
AMERICAN CELLULAR CORP /DE/
filed 2004-08-13
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

      As of August 13, 2004, there were 50 shares of the registrant’s $0.01 par value Class A Common Stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B Common Stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,235,158	$27,505,267
Accounts receivable, net	30,768,264	35,415,003
Restricted cash and investments	—	4,165,275
Inventory	6,839,483	3,751,447
Deferred tax assets	5,708,000	5,708,000
Prepaid expenses	3,422,040	2,593,317

Total current assets	61,972,945	79,138,309

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	198,163,805	205,199,700

OTHER ASSETS:
Accounts receivable — affiliates	12,525,863	7,059,367
Wireless license acquisition costs	669,168,796	669,168,796
Goodwill	570,708,002	570,525,432
Deferred financing costs, net	16,925,041	18,043,316
Customer list, net	67,253,333	75,253,333
Other non-current assets	634,454	619,706

Total other assets	1,337,215,489	1,340,669,950

Total assets	$1,597,352,239	$1,625,007,959

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,474,951	$17,933,533
Accrued expenses	12,584,257	10,864,285
Accrued interest payable	41,181,560	39,557,201
Deferred revenue and customer deposits	11,745,083	12,526,924

Total current liabilities	77,985,851	80,881,943

OTHER LIABILITIES:
Long-term debt (Note 3)	913,282,154	912,850,706
Deferred tax liabilities	159,692,802	169,162,204
Other non-current liabilities	5,956,770	6,814,500
Commitments (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common Stock, $.01 par value, 50 shares authorized and issued	1	1
Class B Common Stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(34,112,590)	(19,248,646)

Total stockholder’s equity	440,434,662	455,298,606

Total liabilities and stockholder’s equity	$1,597,352,239	$1,625,007,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

		The Predecessor		The Predecessor
		Company		Company

	(Unaudited)
OPERATING REVENUE:
Service revenue	$79,828,103	$78,119,263	$157,200,685	$153,295,153
Roaming revenue	21,400,770	34,718,232	39,513,766	62,397,978
Equipment and other revenue	5,664,984	4,099,259	10,088,865	7,733,341

Total operating revenue	106,893,857	116,936,754	206,803,316	223,426,472

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	23,610,889	24,853,789	45,759,254	48,423,346
Cost of equipment	12,827,852	9,182,242	22,951,947	18,090,810
Marketing and selling	15,247,908	12,441,614	28,462,804	24,832,432
General and administrative	21,688,277	17,252,977	43,732,533	34,946,957
Depreciation and amortization	20,918,757	17,573,485	41,149,468	34,577,058

Total operating expenses	94,293,683	81,304,107	182,056,006	160,870,603

OPERATING INCOME	12,600,174	35,632,647	24,747,310	62,555,869
OTHER EXPENSE:
Interest expense	(23,692,296)	(31,210,375)	(47,367,734)	(62,464,523)
Other expense, net	(1,003,524)	(917,090)	(1,353,681)	(596,223)

(LOSS) INCOME BEFORE INCOME TAXES	(12,095,646)	3,505,182	(23,974,105)	(504,877)
Income tax benefit (expense)	4,596,346	(1,402,073)	9,110,161	201,878

NET (LOSS) INCOME	(7,499,300)	2,103,109	(14,863,944)	(302,999)
DIVIDENDS ON PREFERRED STOCK	—	(1,291,619)	—	(2,545,617)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER	$(7,499,300)	$811,490	$(14,863,944)	$(2,848,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2004	2003

		The Predecessor
		Company

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(14,863,944)	$(302,999)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities —
Depreciation and amortization	41,149,468	34,577,058
Amortization of bond premium and financing costs	1,609,661	3,474,643
Deferred income taxes	(9,469,402)	(743,614)
Loss (gain) on disposition on assets, net	27,204	(1,346)
Changes in current assets and liabilities —
Accounts receivable	4,646,739	(5,015,013)
Inventory	(3,088,036)	863,574
Prepaid expenses and other	(832,063)	(457,231)
Accounts payable	(5,458,582)	(8,449,506)
Accrued expenses	2,304,031	(390,253)
Deferred revenue and customer deposits	(781,841)	(68,612)

Net cash provided by operating activities	15,243,235	23,486,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,161,435)	(28,348,209)
Change in payable/receivable — affiliates	(5,462,823)	4,785,366
Refund of funds held in escrow for contingencies on sold assets	4,168,615	4,115,532
Other investing activities	2,237	(31,466)

Net cash used in investing activities	(27,453,406)	(19,478,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(30,019,975)
Deferred financing costs	(59,938)	(124)
Maturities of restricted investments	—	33,250,000

Net cash (used in) provided by financing activities	(59,938)	3,229,901

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,270,109)	7,237,825
CASH AND CASH EQUIVALENTS, beginning of period	27,505,267	15,865,547

CASH AND CASH EQUIVALENTS, end of period	$15,235,158	$23,103,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$44,109,750	$58,981,927
Income taxes	$175,110	$1,899,735
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$3,673	$227,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheet of American Cellular, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company believes that the presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in intangible assets, goodwill, and stockholder’s equity.

      The condensed consolidated balance sheet at December 31, 2003, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2003 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      ACC Escrow Corp., a wholly-owned, indirect subsidiary of Dobson Communications Corporation, or Dobson Communications, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the sale of $900.0 million 10% Senior Notes, the proceeds of which were used in the Company’s restructuring. On August 19, 2003, ACC Escrow Corp. was merged into the Company in conjunction with the Company’s exchange offer for its existing 9.5% Senior Subordinated Notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of the Company’s indebtedness and equity ownership. As part of the restructuring, holders of $681.9 million principal amount of the $700.0 million outstanding principal amount of the Company’s existing notes tendered their notes and, in exchange for the tendered notes, received from Dobson Communications 43.9 million shares of its Class A Common Stock, 681,900 shares of its Convertible Preferred Stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A Common Stock, and $48.7 million in cash. Dobson Communications also issued an additional 4,301 shares of its Series F Convertible Preferred Stock and 276,848 shares of its Class A Common Stock in payment of certain fees of the restructuring. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly-owned subsidiary of Dobson Communications. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      American Cellular Corporation, the Predecessor company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries were acquired by ACC Acquisition LLC, an equally-owned joint venture between Dobson Communications and AT&T Wireless.

2.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the six months ended June 30, 2004 and 2003 totaled $33.1 million and $29.7 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	June 30,	December 31,
	2004	2003

	($ in thousands)
Gross property, plant and equipment	$253,489	$227,949
Accumulated depreciation	(55,325)	(22,749)

Property, plant and equipment, net	$198,164	$205,200

3.	Long-Term Debt

      The Company’s long-term debt as of June 30, 2004 and December 31, 2003, consisted of the following:

	June 30,	December 31,
	2004	2003

	($ in thousands)
10% Senior Notes	$900,000	$900,000
Remaining 9.5% Senior Subordinated Notes	13,282	12,851

Total long-term debt	$913,282	$912,851

Senior Notes

      On August 8, 2003, ACC Escrow Corp. completed the sale of $900.0 million aggregate principal amount of 10% Senior Notes due 2011. The notes were issued at par and bear interest at an annual rate of 10%. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Company may, at its option, redeem, with a premium that begins at 110% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. Prior to August 1, 2006, the Company may, at its option, use the proceeds of certain equity offerings to redeem at a premium of 110%, a portion of the outstanding notes as long as at least $600.0 million in aggregate principal amounts of the senior notes remain outstanding immediately after the redemption. The indenture imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make restricted payments, sell assets, create or incur liens, places restrictions on distributions and other payments, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with related persons or engage in any business other than permitted businesses.

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price of the Company by Dobson Communications and the allocation of the acquired assets and assumed liabilities (including fees paid in the transaction) for the Company are as follows:

(In millions,
except share price)
Calculation and preliminary allocation of purchase price:
Shares of Dobson Communications common stock issued	44.2
Market price of Dobson Communications common stock	$6.84

Fair value of common stock issued	$302.0
Plus fair value of Dobson Communications convertible preferred stock issued	122.5
Plus cash paid to the Company’s noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by Dobson Communications:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,630.6

Fair value of assets acquired by Dobson Communications:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (non-deductible for income taxes)	570.7

Total fair value of assets acquired	$1,630.6

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

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 1. Except where expressly stated otherwise, the following discussion and analysis relate to American Cellular prior to its merger with ACC Escrow Corp. on August 19, 2003, and to ACC Escrow Corp. and American Cellular following their merger. Wherever the term “predecessor” or “predecessor company” is used, it refers to American Cellular prior to its merger with ACC Escrow Corp. Unless otherwise stated, the terms “we,” “us” and “our” refer to American Cellular prior to its merger with ACC Escrow Corp., and to ACC Escrow Corp. and American Cellular following their merger.

OVERVIEW

      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      ACC Escrow Corp. was formed on June 23, 2003, as a wholly-owned, indirect subsidiary of Dobson Communications and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10% Senior Notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture, which was equally owned by Dobson Communications and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% Senior Subordinated Notes due 2009, which we refer to as our existing notes. In the exchange offer, the holders of $681.9 million of the $700.0 million outstanding principal amount of our existing notes exchanged those existing notes and received 43.9 million shares of Dobson Communications’ Class A Common Stock, 681,900 shares of Dobson Communications’ Series F Convertible Preferred Stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A Common Stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F Convertible Preferred Stock and 276,848 shares of its Class A Common Stock in payment of certain fees of the restructuring. We used a portion of the proceeds from the sale of ACC Escrow Corp’s 10% Senior Notes to fully repay our existing credit facility. Upon consummation of the restructuring on August 19, 2003, we became a wholly-owned subsidiary of Dobson Communications. To provide a more comparable basis for our Management Discussion and Analysis, we have presented our results of operations for the three and six months ended June 30, 2004, for comparison with the Predecessor Company’s results of operations for the three and six months ended June 30, 2003. We believe that the operating presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in intangible assets, goodwill, and stockholder’s equity.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

      We prepare our consolidated financial statements in accordance with general accepted accounting principles (“GAAP”). Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenue and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration, all of which are provided by our parent, Dobson Communications. We share corporate and call center costs with Dobson Communications, which costs are allocated primarily based on the subscribers and populations in our respective licensed areas. If there is a change in this method used to allocate shared costs between Dobson Communications and us, the change could have a significant impact on our results of operations.

RESULTS OF OPERATIONS

      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Market population(1)	4,997,000	4,997,000	4,997,000	4,997,000
Ending subscribers	713,700	697,500	713,700	697,500
Market penetration(2)	14.3%	14.0%	14.3%	14.0%
Gross subscriber additions	48,400	46,300	92,000	93,400
Average subscribers	711,100	694,800	710,400	693,300
Average monthly service revenue per subscriber(3)	$37.42	$37.48	$36.88	$36.85
Post-paid churn(4)	1.6%	1.7%	1.7%	1.9%

(1)	Represents the population in our licensed areas, or POPs, for the period indicated and is based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and metropolitan service areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At June 30, 2004, post-paid subscribers accounted for 93.5% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We, in turn, bill the third party (reseller) for the monthly usage of the end user (subscriber). At June 30, 2004, the reseller base accounted for 4.7% of our subscriber base. Our pre-paid subscribers, which at June 30, 2004 accounted for 1.8% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Until the three months ended June 30, 2004, we had been experiencing a decline in our gross subscriber additions as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology, and increased products offered to the consumer. Many of our competitors already market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. However, we recently completed the process of upgrading our network to Global System for Mobile Communication, or GSM, and General Packet Radio Service, or GPRS, with an Enhanced Data for GSM Evolution, or EDGE and are beginning to experience an increased rate of our gross subscriber additions, as a result of new services that will be available with GSM/ GPRS/ EDGE technology. We expect the rate of increase in our gross subscribers additions to continue through-out the remainder of 2004.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry and we have experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly service revenue per subscriber has remained constant. We believe there is an opportunity in the remainder of 2004 for our average monthly service revenue per subscriber to increase from current levels primarily due to additional voice and data services available through our GSM/ GPRS/ EDGE network.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins are declining and are becoming more comparable to margins from our subscribers due to increased market pressures and competition among wireless providers, resulting in reduced rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.15 for the three months ended June 30, 2004, $0.23 for the three months ended June 30, 2003, $0.15 for the six months ended June 30, 2004 and $0.23 for the six months ended June 30, 2003. Even though our significant roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets, including our network assets, and the amortization of certain intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather these assets are subject to periodic evaluation.

Results of Operations for Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

      To provide a more comparable basis for our analysis set forth below we have presented our results of operations for the three and six months ended June 30, 2004, and the results of operations for the Predecessor Company for the three and six months ended June 30, 2003.

      Operating revenue. For the three months ended June 30, 2004, our total operating revenue decreased $10.0 million, or 8.6%, to $106.9 million from $116.9 million for the comparable period in 2003. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$79,828	74.7%	$78,120	66.8%
Roaming revenue	21,401	20.0%	34,718	29.7%
Equipment and other revenue	5,665	5.3%	4,099	3.5%

Total	$106,894	100.0%	$116,937	100.0%

      For the three months ended June 30, 2004, our service revenue increased $1.7 million, or 2.2%, to $79.8 million from $78.1 million for the three months ended June 30, 2003. The increase was primarily attributable to increased market penetration. Our average total subscriber base increased 2.4% to 711,100 for the three months ended June 30, 2004, from 694,800 for the three months ended June 30, 2003.

      For the three months ended June 30, 2004, our roaming revenue decreased $13.3 million, or 38.4%, to $21.4 million from $34.7 million for the three months ended June 30, 2003. This resulted from our roaming revenue per minute-of-use decreasing by 35.6% due to decreases in our contractual rates during 2003 and 2004. Our roaming minutes were comparable for the three months ended June 30, 2004 and 2003.

      For the three months ended June 30, 2004, our equipment and other revenue increased $1.6 million, or 38.2%, to $5.7 million from $4.1 million for the three months ended June 30, 2003. This increase in equipment revenue is primarily a result of increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      Cost of service. For the three months ended June 30, 2004, our total cost of service decreased $1.3 million, or 5.0%, to $23.6 million from $24.9 million for the comparable period in 2003. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$15,081	63.9%	$13,705	55.1%
Roaming costs	8,530	36.1%	11,149	44.9%

Total cost of service	$23,611	100.0%	$24,854	100.0%

      For the three months ended June 30, 2004, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased $1.4 million, or 10.0%, to $15.1 million from $13.7 million for the comparable period in 2003. This increase was primarily due to credits received for the three months ended June 30, 2003 from certain of our network service providers, along with the addition of new circuits and cell sites related to our new GSM network during the three months ended June 30, 2004.

      For the three months ended June 30, 2004, our roaming costs decreased by $2.6 million, or 23.5%, to $8.5 million from $11.1 million for the same period in 2003. This decrease was the result of a 27.4% decrease in roaming costs per minute-of-use, offset by a 5.4% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the three months ended June 30, 2004, our cost of equipment increased $3.6 million, or 39.7%, to $12.8 million from $9.2 million compared to the same period in 2003. This increase in cost of equipment is due to an increase in the average cost of handsets sold to customers, along with increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      Marketing and selling costs. For the three months ended June 30, 2004, our marketing and selling costs increased $2.8 million, or 22.6%, to $15.2 million from $12.4 million for the three months ended June 30, 2003, due primarily to an increase in spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the three months ended June 30, 2004, our general and administrative costs increased $4.4 million, or 25.7%, to $21.7 million from $17.3 million for the three months ended June 30, 2003. This increase is a result of increased infrastructure costs such as customer service, billing, bad debt, business taxes and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the three months ended June 30, 2004, our depreciation and amortization expense increased $3.3 million, or 19.0%, to $20.9 million from $17.6 million for 2003. The increase was the result of additional depreciation on fixed assets acquired or constructed in 2003 and the first six months of 2004.

      Interest expense. For the three months ended June 30, 2004, our interest expense decreased $7.5 million, or 24.1%, to $23.7 million from $31.2 million for the three months ended June 30, 2003. This decrease primarily resulted from the reduction of our total debt outstanding.

      Net (loss) income. For the three months ended June 30, 2004, our net loss was $7.5 million. Our net loss increased $9.6 million, from a net income of $2.1 million for the three months ended June 30, 2003 primarily due to a decrease in our operating income, offset by a reduction in our interest expense.

Results of Operations for Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Operating revenue. For the six months ended June 30, 2004, our total operating revenue decreased $16.6 million, or 7.4%, to $206.8 million from $223.4 million for the comparable period in 2003. The following table sets forth the components of our operating revenue for the periods indicated:

	Six Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$157,200	76.0%	$153,295	68.6%
Roaming revenue	39,514	19.1%	62,398	27.9%
Equipment and other revenue	10,089	4.9%	7,733	3.5%

Total	$206,803	100.0%	$223,426	100.0%

      For the six months ended June 30, 2004, our service revenue increased $3.9 million, or 2.5%, to $157.2 million from $153.3 million for the six months ended June 30, 2003. The increase was primarily attributable to increased market penetration. Our average total subscriber base increased 2.5% to 710,400 for the six months ended June 30, 2004 from 693,300 for the six months ended June 30, 2003.

      For the six months ended June 30, 2004, our roaming revenue decreased $22.9 million, or 36.7%, to $39.5 million from $62.4 million for the six months ended June 30, 2003. This resulted from our roaming revenue per minute-of-use decreasing by 35.5% due to decreases in our contractual rates during 2003 and 2004. Our roaming minutes were comparable for the six months June 30, 2004 and 2003.

      For the six months ended June 30, 2004, our equipment and other revenue increased $2.4 million, or 30.5%, to $10.1 million from $7.7 million for the six months ended June 30, 2003. This increase in equipment revenue is primarily a result of increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      Cost of service. For the six months ended June 30, 2004, our total cost of service decreased $2.6 million, or 5.5%, to $45.8 million from $48.4 million for the comparable period in 2003. The following table sets forth the components of our cost of service for the periods indicated:

	Six Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$29,065	63.5%	$26,577	54.9%
Roaming costs	16,694	36.5%	21,846	45.1%

Total cost of service	$45,759	100.0%	$48,423	100.0%

      For the six months ended June 30, 2004, our network costs, which are the costs we incurred in operating our wireless network and providing service to our customers, increased $2.5 million, or 9.4%, to $29.1 million from $26.6 million for the comparable period in 2003. This increase was primarily due to credits received for the six months ended June 30, 2003 from certain of our network service providers, along with the addition of new circuits and cell sites related to our new GSM network during the six months ended June 30, 2004.

      For the six months ended June 30, 2004, our roaming costs decreased by $5.1 million, or 23.6%, to $16.7 million from $21.8 million for the same period in 2003. This decrease was the result of a 26.0% decrease in roaming costs per minute-of-use, offset by a 3.3% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the six months ended June 30, 2004, our cost of equipment increased $4.9 million, or 26.9%, to $23.0 million from $18.1 million compared to the same in 2003. This increase in cost of equipment is due to an increase in the average cost of handsets sold to customers, along with increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      Marketing and selling costs. For the six months ended June 30, 2004, our marketing and selling costs increased $3.7 million, or 14.6%, to $28.5 million from $24.8 million for the six months ended June 30, 2003, due primarily to an increase in spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the six months ended June 30, 2004, our general and administrative costs increased $8.8 million, or 25.1%, to $43.7 million from $34.9 million for the six months ended June 30, 2003. This increase is a result of increased infrastructure costs such as customer service, billing, bad debt, business taxes and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the six months ended June 30, 2004, our depreciation and amortization expense increased $6.5 million, or 19.0%, to $41.1 million from $34.6 million for 2003. The increase was the result of additional depreciation on fixed assets acquired or constructed in 2003 and the first six months of 2004.

      Interest expense. For the six months ended June 30, 2004, our interest expense decreased $15.1 million, or 24.2%, to $47.4 million from $62.5 million for the six months ended June 30, 2003. This decrease primarily resulted from the reduction of our total debt outstanding.

      Net (loss) income. For the six months ended June 30, 2004, our net loss was $14.9 million. Our net loss increased $14.6 million from $0.3 million for the six months ended June 30, 2003 primarily due to a decrease in our operating income, offset by a reduction in our interest expense.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the sale of debt securities and infusions of equity capital from our parent company, Dobson Communications. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements and expenditures may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.

      We currently expect that we may have to refinance our debt at its final maturities, beginning in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as, economic events, technological changes and business trends and developments. Our parent, Dobson Communications, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Cash Flow Activities

      At June 30, 2004, we had a working capital deficit of $16.0 million, a ratio of current assets to current liabilities of 0.8:1 and an unrestricted cash balance of $15.2 million, which compares to a working capital deficit of $1.7 million, a ratio of current assets to current liabilities of 1:1, and an unrestricted cash balance of $27.5 million at December 31, 2003.

      Our net cash provided by operating activities totaled $15.2 million for the six months ended June 30, 2004 compared to $23.5 million for the six months ended June 30, 2003. The decrease in net cash provided by operating activities is primarily due to an increase in our loss from continuing operations.

      Our net cash used in investing activities totaled $27.5 million for the six months ended June 30, 2004 compared to $19.5 million for the six months ended June 30, 2003. This decrease is related primarily to the negative change in payables/ receivables-affiliates during the two periods. Capital expenditures were $26.2 million for the six months ended June 30, 2004 compared to $28.3 million for the six months ended June 30, 2003, net of $30.0 million of principal repayments.

      Our net cash used in financing activities was $0.1 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of $3.2 million for the six months ended June 30, 2003. This decrease is primarily due to the maturities of restricted investments totaling $33.3 million for the six months ended June 30, 2003.

Capital Resources and Commitments

      In August 2003, as part of our restructuring, holders of $681.9 million outstanding principal amount of our 9.5% Senior Subordinated Notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of Dobson Communications’ Class A Common Stock, and 681,900 shares of Dobson Communications’ Series F Convertible Preferred Stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A Common Stock. Dobson Communications also issued

4,301 shares of its Series F Preferred Stock and 276,848 shares of its Class A Common Stock in payment of certain fees of our restructuring. There remains outstanding $18.1 million aggregate principal amount of our 9.5% Senior Subordinated Notes, which are due in 2009.

      On August 8, 2003, we and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principal amount of 10% Senior Notes due 2011. The senior notes were sold at par, are unsecured and bear interest at an annual rate of 10%. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future indebtedness and are senior to all existing and future subordinated indebtedness.

      In connection with the closing of the sale of our 10% Senior Notes, we entered into an indenture dated August 8, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including covenants that limit the ability of us and our restricted subsidiaries to:

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

      Our capital expenditures were $26.2 million for the six months ended June 30, 2004. We plan to spend approximately $40 million to $55 million for capital expenditures during 2004. The majority of these planned expenditures that occurred during the first half of 2004, were in relation to the build-out of our GSM/ GPRS/ EDGE network. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, and whether we consummate additional acquisitions.

Contractual Obligations

      We have not had a material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, we do not have any contractual purchase obligations, other than those with payment terms less than 60 days after delivery of the equipment.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

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

      Previously, our primary market risk related to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. All of our outstanding senior notes bore interest at fixed rates. At June 30, 2004, we were not involved with any derivatives or other financial instruments.

      At June 30, 2004, we had long-term debt outstanding of $913.3 million, all of which bears interest at fixed rates.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any changes in our internal controls and procedures during the quarter ended June 30, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8K

      (a) Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3	Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4	ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2	Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3	Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.1.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.2	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.17]

Exhibit		Method of
Numbers	Description	Filing

10.3	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.4	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.5*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.6*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.7*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.8	Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.9	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.10	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.11	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(8)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(8)
32.2	Section 1350 Certification by our Chief Financial Officer	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: August 13, 2004

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3	Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4	ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2	Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3	Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.1.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.2	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.17]
10.3	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.4	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.5*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.6*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.7*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.8	Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.9	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.10	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.11	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(8)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(8)
32.2	Section 1350 Certification by our Chief Financial Officer	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.