Form 10-Q
period 2004-09-30
AMERICAN CELLULAR CORP /DE/
filed 2004-11-12
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No: 333-110082

American Cellular Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3043811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma	73134 (Zip Code)
(Address of principal executive offices)

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

      As of November 3, 2004, there were 50 shares of the registrant’s $0.01 par value Class A Common Stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B Common Stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004, the period from July 1, 2003 to August 18, 2003, and the period from formation (June 23, 2003) to September 30, 2003	3
	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004, the period from January 1, 2003 to August 18, 2003 and the period from formation (June 23, 2003) to September 30, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004, the period from January 1, 2003 to August 18, 2003 and the period from formation (June 23, 2003) to September 30, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3	Quantitative and Qualitative Disclosure About Market Risk	19
4	Controls and Procedures	19
PART II. OTHER INFORMATION
1	Legal Proceedings	21
2	Unregistered Sales of Equity Securities and Use of Proceeds	21
3	Defaults Upon Senior Securities	21
4	Submission of Matters to a Vote of Security Holders	21
5	Other Information	21
6	Exhibits	21
Amendment No. 2 to Purchase and License Agreement
Rule 13a-14(a) Certification by the Chairman and CEO
Rule 13a-14(a) Certification by the CFO
Section 1350 Certification by the Chairman and CEO
Section 1350 Certification by the CFO

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,166,441	$27,505,267
Accounts receivable, net	32,903,050	35,415,003
Restricted cash and investments	—	4,165,275
Inventory	5,276,565	3,751,447
Deferred tax assets	4,804,000	5,708,000
Prepaid expenses	3,855,992	2,593,317

Total current assets	54,006,048	79,138,309

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	189,557,296	205,199,700

OTHER ASSETS:
Accounts receivable — affiliates	5,807,231	7,059,367
Wireless license acquisition costs	669,168,756	669,168,796
Goodwill	570,708,002	570,525,432
Deferred financing costs, net	16,356,174	18,043,316
Customer list, net	63,253,333	75,253,333
Other non-current assets	696,682	619,706

Total other assets	1,325,990,178	1,340,669,950

Total assets	$1,569,553,522	$1,625,007,959

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,727,964	$17,933,533
Accrued expenses	12,885,507	10,864,285
Accrued interest payable	19,299,901	39,557,201
Deferred revenue and customer deposits	12,499,667	12,526,924

Total current liabilities	56,413,039	80,881,943

OTHER LIABILITIES:
Long-term debt (Note 3)	913,537,100	912,850,706
Deferred tax liabilities	156,642,481	169,162,204
Other non-current liabilities	5,906,344	6,814,500
Commitments (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common Stock, $.01 par value, 50 shares authorized and issued	1	1
Class B Common Stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(37,492,694)	(19,248,646)

Total stockholder’s equity	437,054,558	455,298,606

Total liabilities and stockholder’s equity	$1,569,553,522	$1,625,007,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the	For the Period from	from Formation
	Three Months	July 1, 2003	(June 23, 2003)
	Ended	to	to
	September 30, 2004	August 18, 2003	September 30, 2003

	The Predecessor
	Company
	(Unaudited)
OPERATING REVENUE:
Service revenue	$84,008,184	$42,492,000	$38,630,058
Roaming revenue	26,525,298	19,989,346	14,538,581
Equipment and other revenue	3,973,009	2,818,953	1,994,122

Total operating revenue	114,506,491	65,300,299	55,162,761

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	26,632,889	13,802,001	11,611,427
Cost of equipment	11,582,305	5,527,489	4,499,836
Marketing and selling	14,342,789	6,347,704	6,553,282
General and administrative	21,932,583	9,488,025	8,871,968
Depreciation and amortization	20,881,069	9,013,916	8,861,318

Total operating expenses	95,371,635	44,179,135	40,397,831

OPERATING INCOME	19,134,856	21,121,164	14,764,930
OTHER (EXPENSE) INCOME:
Interest expense	(23,971,275)	(15,671,827)	(13,849,099)
Dividends on mandatorily redeemable preferred stock	—	(703,442)	—
Other (expense) income, net	(615,360)	58,153	142,700

(LOSS) INCOME BEFORE INCOME TAXES	(5,451,779)	4,804,048	1,058,531
Income tax benefit (expense)	2,071,675	(2,162,410)	(402,243)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	(3,380,104)	2,641,638	656,288
Extraordinary gain, net of income tax expense of $80,296,256 in 2003 (Note 3)	—	131,009,680	—

NET (LOSS) INCOME	$(3,380,104)	$133,651,318	$656,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the	For the Period from	from Formation
	Nine Months	January 1, 2003	(June 23, 2003)
	Ended	to	to
	September 30, 2004	August 18, 2003	September 30, 2003

	The Predecessor
	Company

	(Unaudited)
OPERATING REVENUE:
Service revenue	$241,208,869	$195,787,153	$38,630,058
Roaming revenue	66,039,064	82,387,324	14,538,581
Equipment and other revenue	14,061,874	10,552,294	1,994,122

Total operating revenue	321,309,807	288,726,771	55,162,761

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	72,392,143	62,225,347	11,611,427
Cost of equipment	34,534,252	23,618,299	4,499,836
Marketing and selling	42,805,593	31,180,136	6,553,282
General and administrative	65,665,116	44,434,982	8,871,968
Depreciation and amortization	62,030,537	43,590,974	8,861,318

Total operating expenses	277,427,641	205,049,738	40,397,831

OPERATING INCOME	43,882,166	83,677,033	14,764,930
OTHER (EXPENSE) INCOME:
Interest expense	(71,339,009)	(78,136,350)	(13,849,099)
Dividends on mandatorily redeemable preferred stock	—	(703,442)	—
Other (expense) income, net	(1,969,041)	(538,070)	142,700

(LOSS) INCOME BEFORE INCOME TAXES	(29,425,884)	4,299,171	1,058,531
Income tax benefit (expense)	11,181,836	(1,960,532)	(402,243)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	(18,244,048)	2,338,639	656,288
Extraordinary gain, net of income tax expense of $80,296,256 in 2003 (Note 3)	—	131,009,680	—

NET (LOSS) INCOME	(18,244,048)	133,348,319	656,288
DIVIDENDS ON PREFERRED STOCK	—	(2,545,617)	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER	$(18,244,048)	$130,802,702	$656,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period	For the Period from
	For the	from	Formation
	Nine Months	January 1, 2003	(June 23, 2003)
	Ended	to	to
	September 30, 2004	August 18, 2003	September 30, 2003

		The Predecessor
		Company

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income before extraordinary item	$(18,244,048)	$2,338,639	$656,288
Adjustments to reconcile (loss) income before extraordinary item to net cash provided by operating activities —
Depreciation and amortization	62,030,537	43,590,974	8,861,318
Amortization of bond premium and financing costs	2,454,611	4,074,039	269,481
Deferred income tax (benefit) expense	(11,615,723)	1,418,796	201,302
Non-cash mandatorily redeemable preferred stock	—	703,442	—
Changes in current assets and liabilities —
Accounts receivable	2,511,953	(6,052,315)	3,594,711
Inventory	(1,525,118)	913,720	100,602
Prepaid expenses and other	(1,242,424)	262,531	(1,134,660)
Accounts payable	(6,205,569)	(9,007,368)	26,291,879
Accrued expenses	(19,326,804)	(1,768,257)	(649,878)
Deferred revenue and customer deposits	(27,257)	(168,108)	299,686

Net cash provided by operating activities	8,810,158	36,306,093	38,490,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,450,651)	(33,468,429)	(28,843,242)
Cash acquired from acquisition of American Cellular	—	—	35,819,121
Change in payable/receivable — affiliates	1,264,276	9,738,668	(11,009,313)
Proceeds from sale of assets	28,051	14,409	—
Refund of funds held in escrow for contingencies on sold assets	4,168,615	4,112,154	—
Other investing activities	(78,200)	(80,431)	140,500

Net cash used in investing activities	(29,067,909)	(19,683,629)	(3,892,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	900,000,000
Repayments of long-term debt	—	(30,019,975)	(864,294,281)
Deferred financing costs	(81,075)	101,085	(20,650,985)
Maturities of restricted investments	—	33,250,000	—

Net cash (used in) provided by financing activities	(81,075)	3,331,110	15,054,734

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,338,826)	19,953,574	49,652,529
CASH AND CASH EQUIVALENTS, beginning of period	27,505,267	15,865,547	—

CASH AND CASH EQUIVALENTS, end of period	$7,166,441	$35,819,121	$49,652,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$89,109,750	$58,981,927	$6,600,373
Income taxes	$278,960	$1,899,735	$(1,067,163)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$12,140	$227,453	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheet of American Cellular, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004, the period from July 1, 2003 to August 18, 2003, the period from formation (June 23, 2003) to September 30, 2003 and the period from January 1, 2003 to August 18, 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004, the period from January 1, 2003 to August 18, 2003 and the period from formation (June 23, 2003) to September 30, 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

      The following Notes relate to both the Company and the predecessor company of American Cellular (“the Predecessor Company”). The Predecessor Company was owned by a 50/50 joint venture between AT&T Wireless Services, Inc. and Dobson Communications Corporation. On August 19, 2003, American Cellular was reorganized and became a wholly owned subsidiary of Dobson Communications, as described below.

1.	Organization

      ACC Escrow Corp., a wholly owned, indirect subsidiary of Dobson Communications Corporation, or Dobson Communications, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the sale of $900.0 million 10% Senior Notes, the proceeds of which were used in the Company’s restructuring. On August 19, 2003, ACC Escrow Corp. was merged into the Company in conjunction with the Company’s exchange offer for its existing 9.5% Senior Subordinated Notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of the Company’s indebtedness and equity ownership. As part of the restructuring, holders of $681.9 million principal amount of the $700.0 million outstanding principal amount of the Company’s existing notes tendered their notes and, in exchange for the tendered notes, received from Dobson Communications 43.9 million shares of its Class A Common Stock, 681,900 shares of its Convertible Preferred Stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A Common Stock, and $48.7 million in cash. Dobson Communications also issued an additional 4,301 shares of its Series F Convertible Preferred Stock and 276,848 shares of its Class A Common Stock in payment of certain fees of the restructuring. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly owned subsidiary of Dobson Communications. To provide a more comparable view of the Company’s condensed consolidated financial statements, the Company has provided its condensed consolidated financial statements and notes for the nine months ended September 30, 2004, along with the condensed consolidated financial statements and notes of the Predecessor Company. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      American Cellular Corporation, the Predecessor Company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries were acquired by ACC Acquisition LLC, an equally owned joint venture between Dobson Communications and AT&T Wireless.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the nine months ended September 30, 2004 and 2003 totaled $50.0 million and $44.4 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,	December 31,
	2004	2003

	($ in thousands)
Gross property, plant and equipment	$261,349	$227,949
Accumulated depreciation	(71,792)	(22,749)

Property, plant and equipment, net	$189,557	$205,200

3.	Long-Term Debt

      The Company’s long-term debt as of September 30, 2004 and December 31, 2003, consisted of the following:

	September 30,	December 31,
	2004	2003

	($ in thousands)
10% Senior Notes	$900,000	$900,000
9.5% Senior Subordinated Notes, net	13,537	12,851

Total long-term debt	$913,537	$912,851

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

      As a result of acquiring $681.9 million of the $700.0 million of senior subordinated notes for a value totaling $470.6 million, the Predecessor Company recognized an extraordinary gain of $131.0 million, net of tax for the period from July 1, 2003 to August 18, 2003 and for the period from January 1, 2003 to August 18, 2003.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisition by Dobson Communications

      On August 19, 2003, as described above, the Company’s indebtedness and equity ownership were restructured. Upon consummation of the restructuring, the Company became a wholly owned, subsidiary of Dobson Communications.

      The purchase price of the Company by Dobson Communications and the allocation of the acquired assets and assumed liabilities (including fees paid in the transaction) for the Company are as follows:

(In millions,
except share price)
Calculation and allocation of purchase price:
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

      As a result of Dobson Communication paying $474.5 million in common stock, preferred stock and cash, and assuming the Company’s liabilities totaling $1,156.1 million, the fair market value of the assets acquired by Dobson Communications was established at $1,630.6 million. The value of the 44.2 million shares of common stock was determined based on the average market price of Dobson’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. The preferred stock was valued at its negotiated price.

      To determine the purchase price allocation and the resulting recognition of goodwill, Dobson Communications analyzed all of the assets acquired. They reviewed the carrying value of the current assets and the property, plant and equipment and determined that the carrying value approximated the fair market value. In their review of the Wireless licenses and Customer lists they determined that the fair values exceeded the prior

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values and adjusted them accordingly. They completed the valuation of the Wireless licenses during the fourth quarter of 2003, resulting in an increase of $100 million to the Company’s Wireless licenses. As for the Customer lists, they reviewed the Company’s customer base and considered several factors, including the cost of acquiring customers, the average length of contracts with these customers and the average revenue that they could provide, and increased the value by $65.6 million to $80.0 million for their customer base of 699,500. Finally, the Deferred financing costs represent the costs associated with financing the acquisition of the Company and issuing the Company’s new 10% senior notes.

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

5.	Commitments and Contingencies

      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $30 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $30 million that remains unfulfilled. As of September 30, 2004, $10 million of this commitment has been fulfilled.

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 1. Except where expressly stated otherwise, the following discussion and analysis relate to American Cellular prior to its merger with ACC Escrow Corp. on August 19, 2003, and to ACC Escrow Corp. and American Cellular following their merger. Wherever the term “predecessor” or “predecessor company” is used, it refers to American Cellular prior to its merger with ACC Escrow Corp. Unless otherwise stated, the financial and other data set forth below are provided on a combined basis, and the terms “we,” “us” and “our” refer to American Cellular prior to its merger with ACC Escrow Corp., and to ACC Escrow Corp. and American Cellular on a combined basis following their merger.

OVERVIEW

      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10% Senior Notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture, which was equally owned by Dobson Communications and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% Senior Subordinated Notes due 2009, which we refer to as our existing notes. In the exchange offer, the holders of $681.9 million of the $700.0 million outstanding principal amount of our existing notes exchanged those existing notes and received 43.9 million shares of Dobson Communications’ Class A Common Stock, 681,900 shares of Dobson Communications’ Series F Convertible Preferred Stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A Common Stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F Convertible Preferred Stock and 276,848 shares of its Class A Common Stock in payment of certain fees of the restructuring. We used a portion of the proceeds from the sale of ACC Escrow Corp’s 10% Senior Notes to fully repay our existing credit facility. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned subsidiary of Dobson Communications. To provide a more comparable basis for our Management Discussion and Analysis, we have combined the actual results for the period from formation (June 23, 2003) to September 30, 2003 together with the Predecessor Company’s results of operation for the period from January 1, 2003 to August 18, 2003, for comparison with our results of operation for the three and nine months ended September 30, 2004. We believe that the operating presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in intangible assets, goodwill, and stockholder’s equity.

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

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenue and expenses we recognize for and during the reporting period. Actual results may differ from estimates.

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

RESULTS OF OPERATIONS

      For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended September 30, 2003, refers to the combined period ended September 30, 2003. The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Market population(1)	4,997,000	4,997,000	4,997,000	4,997,000
Ending subscribers	719,000	701,700	719,000	701,700
Market penetration(2)	14.4%	14.0%	14.4%	14.0%
Gross subscriber additions	54,200	51,600	146,200	145,000
Average subscribers	716,400	699,600	712,600	695,400
Average monthly service revenue per subscriber(3)	$39.09	$38.65	$37.61	$37.45
Average monthly post-paid churn(4)	1.9%	2.0%	1.7%	1.9%

(1)	Represents the population in our licensed areas, or POPs, for the period indicated and is based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and metropolitan service areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers, which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Subscribers

      Our subscriber base comprises three types of subscribers; post-paid, reseller and pre-paid. At September 30, 2004, post-paid subscribers accounted for 92.8% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At September 30, 2004, the reseller base accounted for 5.5% of our total subscriber base. Our pre-paid subscribers, which at September 30, 2004 accounted for 1.7% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      We have experienced a decline in the growth of our subscriber base as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology, and increased products offered to the consumer. Many of our competitors already provide market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. We recently deployed Global System for Mobile Communication, or GSM, and General Packet Radio Service, or GPRS, with an Enhanced Data for GSM Evolution, or EDGE on our networks and have begun to experience improvement in our gross subscriber additions. We expect to see our gross subscribers additions continue to increase during the remainder of 2004 as a result of new services that are available with GSM/ GPRS/ EDGE.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly service revenue per subscriber has remained fairly constant. We believe there is an opportunity in the remainder of 2004 for our average monthly service revenue per subscriber to increase from current levels primarily due to additional voice and data services available through our GSM/ GPRS/ EDGE network.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers, resulting in reduced rates in our new roaming contracts and scheduled rate reductions in our existing roaming contracts. Our roaming yield (roaming service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.14 for the three months ended September 30, 2004, $0.20 for the three months ended September 30, 2003, $0.15 for the nine months ended September 30, 2004 and $0.22 for the nine months ended September 30, 2003. Even though these roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. We and other wireless providers continue to use discounts on phone equipment and free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from an increase in the number of wireless subscribers.

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

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

      The combined period ended September 30, 2003 results of operations, combine the results of operations for the period from July 1, 2003 to August 18, 2003 (the period prior to our acquisition by Dobson Communications) and the results of operations for the period from formation (June 23, 2003) to September 30, 2003 (the period subsequent to our acquisition by Dobson Communications). For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended September 30, 2003, refers to the combined period ended September 30, 2003. The following table sets forth the components of our results of operations for the periods indicated:

			For the Period
		For the Period	from
		from	Formation	Combined
	Three Months	July 1,	(June 23,	Three Months
	Ended	2003 to	2003) to	Ended	Percentage
	September 30,	August 18,	September 30,	September 30,	Changes
	2004	2003	2003	2003	’04 vs. ’03

	($ in thousands)
Operating revenue:
Service revenue	$84,008	$42,492	$38,630	$81,122	3.6%
Roaming revenue	26,526	19,989	14,539	34,528	(23.2)%
Equipment and other revenue	3,973	2,819	1,994	4,813	(17.5)%

Total operating revenue	114,507	65,300	55,163	120,463	(4.9)%

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	26,633	13,802	11,612	25,414	4.8%
Cost of equipment	11,582	5,527	4,500	10,027	15.5%
Marketing and selling	14,343	6,348	6,553	12,901	11.2%
General and administrative	21,933	9,488	8,872	18,360	19.5%
Depreciation and amortization	20,881	9,014	8,861	17,875	16.8%

Total operating expenses	95,372	44,179	40,398	84,577	12.8%

Operating income	19,135	21,121	14,765	35,886	(46.7)%
Interest expense	(23,971)	(15,672)	(13,849)	(29,521)	(18.8)%
Dividends on mandatorily redeemable preferred stock	—	(703)	—	(703)	*
Other (expense) income	(616)	58	142	200	(408.0)%

(Loss) income before income taxes	(5,452)	4,804	1,058	5,862	(193.0)%
Income tax benefit (expense)	2,072	(2,162)	(402)	(2,564)	(180.8)%

(Loss) income before extraordinary item	(3,380)	2,642	656	3,298	(202.5)%
Extraordinary gain	—	131,009	—	131,009	*

Net (loss) income	$(3,380)	$133,651	$656	$134,307	(102.5)%

*	Calculation is not meaningful

      Service revenue. For the three months ended September 30, 2004, our service revenue increased compared to the three months ended September 30, 2003. The increase was primarily attributable to increased market penetration. Our average total subscriber base increased 2.4% to 716,400 for the three months ended September 30, 2004, from 699,600 for the three months ended September 30, 2003.

      Roaming revenue. For the three months ended September 30, 2004, our roaming revenue decreased compared to the three months ended September 30, 2003. Our roaming revenue per minute-of-use has decreased by 26.5% due to decreases in our contractual rates during 2004, offset by a 4.5% increase in our roaming minutes.

      Equipment and other revenue. For the three months ended September 30, 2004, our equipment and other revenue decreased compared to the three months ended September 30, 2003. This decrease in equipment revenue is primarily a result of an increase in promotions and discounts given on new phone sales.

      Cost of service. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended September 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Network costs	$16,553	62.2%	$13,930	54.8%
Roaming costs	10,080	37.8%	11,484	45.2%

Total cost of service	$26,633	100.0%	$25,414	100.0%

      For the three months ended September 30, 2004, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the same period in 2003. This increase was primarily due to credits received for the three months ended September 30, 2003 from certain of our network service providers, along with the addition of new circuits and cell sites related to our new GSM network during the three months ended September 30, 2004.

      For the three months ended September 30, 2004, our roaming costs decreased compared to the same period in 2003. This decrease was the result of a 23.0% decrease in roaming costs per minute-of-use, offset by a 14.0% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the three months ended September 30, 2004, our cost of equipment increased compared to the same period in 2003. This increase in cost of equipment is due to an increase in gross subscriber additions, an increase in the average cost of handsets sold to customers, along with an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM rate plans.

      Marketing and selling costs. For the three months ended September 30, 2004, our marketing and selling costs increased compared to the three months ended September 30, 2003, due primarily to an increase in spending on advertising to launch our new GSM rate plans and an increase in our gross subscriber additions.

      General and administrative costs. For the three months ended September 30, 2004, our general and administrative costs increased compared to the three months ended September 30, 2003. This increase is a result of increased infrastructure costs such as customer service, bad debt, business taxes and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the three months ended September 30, 2004, our depreciation and amortization expense increased compared to 2003. The increase was the result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM network buildout, in 2003 and the first nine months of 2004.

      Interest expense. For the three months ended September 30, 2004, our interest expense decreased compared to the three months ended September 30, 2003. This decrease primarily resulted from the reduction of our total debt outstanding.

      Extraordinary gain. For the three months ended September 30, 2003, we had a gain from extraordinary items of $131.0 million, net of tax. This gain resulted from acquiring $681.9 million of the $700.0 million senior subordinated notes for a value totaling $470.6 million.

      Net (loss) income. For the three months ended September 30, 2004, our net loss was $3.4 million. Our net income decreased from net income of $134.3 million for the three months ended September 30, 2003, primarily due to the extraordinary gain recognized during 2003.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

      The combined period ended September 30, 2003 results of operations combine the results of operations for the period from January 1, 2003 to August 18, 2003 (the period prior to our acquisition by Dobson Communications) and the results of operations for the period from formation (June 23, 2003) to September 30, 2003 (the period subsequent to our acquisition by Dobson Communications). For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended September 30, 2003 refers to the combined period ended September 30, 2003. The following table sets forth the components of our results of operations for the periods indicated:

			For the Period
		For the Period	from
		from	Formation	Combined
	Nine Months	January 1,	(June 23,	Nine Months
	Ended	2003 to	2003) to	Ended	Percentage
	September 30,	August 18,	September 30,	September 30,	Changes
	2004	2003	2003	2003	’04 vs. ’03

	($ in thousands)
Operating revenue:
Service revenue	$241,209	$195,787	$38,630	$234,417	2.9%
Roaming revenue	66,039	82,387	14,539	96,926	(31.9)%
Equipment and other revenue	14,062	10,552	1,994	12,546	12.1%

Total operating revenue	321,310	288,726	55,163	343,889	(6.6)%

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	72,392	62,225	11,612	73,837	(2.0)%
Cost of equipment	34,534	23,618	4,500	28,118	22.8%
Marketing and selling	42,806	31,180	6,553	37,733	13.4%
General and administrative	65,665	44,435	8,872	53,307	23.2%
Depreciation and amortization	62,031	43,591	8,861	52,452	18.3%

Total operating expenses	277,428	205,049	40,398	245,447	13.0%

Operating income	43,882	83,677	14,765	98,442	(55.4)%
Interest expense	(71,339)	(78,136)	(13,849)	(91,985)	(22.4)%
Dividends on mandatorily redeemable preferred stock	—	(703)	—	(703)	*
Other (expense) income	(1,969)	(538)	142	(396)	397.2%

(Loss) income before income taxes	(29,426)	4,300	1,058	5,358	(649.2)%
Income tax benefit (expense)	11,182	(1,961)	(402)	(2,363)	(573.2)%

(Loss) income before extraordinary item	(18,244)	2,339	656	2,995	(709.1)%
Extraordinary gain	—	131,009	—	131,009	*

Net (loss) income	$(18,244)	$133,348	$656	$134,004	(113.6)%

*	Calculation is not meaningful

      Service revenue. For the nine months ended September 30, 2004, our service revenue increased compared to the nine months ended September 30, 2003. The increase was primarily attributable to increased market penetration. Our average total subscriber base increased 2.5% to 712,600 for the nine months ended September 30, 2004 from 695,400 for the nine months ended September 30, 2003.

      Roaming revenue. For the nine months ended September 30, 2004, our roaming revenue decreased compared to the nine months ended September 30, 2003. Our roaming revenue per minute-of-use has decreased by 32.3% due to decreases in our contractual rates during 2004, offset by a 0.6% increase our roaming minutes.

      Equipment and other revenue. For the nine months ended September 30, 2004, our equipment and other revenue increased compared to the nine months ended September 30, 2003. This increase in equipment revenue is primarily a result of an increase in gross subscriber additions and increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans. Many of these customers are upgrading to our new GSM rate plans.

      Cost of service. The following table sets forth the components of our cost of service for the periods indicated:

	Nine Months Ended September 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Network costs	$45,618	63.0%	$40,507	54.9%
Roaming costs	26,774	37.0%	33,330	45.1%

Total cost of service	$72,392	100.0%	$73,837	100.0%

      For the nine months ended September 30, 2004, our network costs, which are the costs we incurred in operating our wireless network and providing service to our customers, increased compared to the same period in 2003. This increase was primarily due to credits received for the nine months ended September 30, 2003 from certain of our network service providers, along with the addition of new circuits and cell sites related to our new GSM network during the nine months ended September 30, 2004.

      For the nine months ended September 30, 2004, our roaming costs decreased compared to the same period in 2003. This decrease was the result of a 25.0% decrease in roaming costs per minute-of-use, offset by a 7.1% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the nine months ended September 30, 2004, our cost of equipment increased compared to the same period in 2003. This increase in cost of equipment is due to an increase in gross subscriber additions, an increase in the average cost of handsets sold to customers, along with an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM rate plans.

      Marketing and selling costs. For the nine months ended September 30, 2004, our marketing and selling costs increased compared to the nine months ended September 30, 2003, due primarily to an increase in spending on advertising to launch our new GSM rate plans and as a result of an increase in gross subscriber additions.

      General and administrative costs. For the nine months ended September 30, 2004, our general and administrative costs increased compared to the nine months ended September 30, 2003. This increase is a result of increased infrastructure costs such as customer service, bad debt, business taxes and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the nine months ended September 30, 2004, our depreciation and amortization expense increased from 2003. The increase was the result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM network buildout, in 2003 and the first nine months of 2004.

      Interest expense. For the nine months ended September 30, 2004, our interest expense decreased compared to the nine months ended September 30, 2003. This decrease primarily resulted from the reduction of our total debt outstanding.

      Extraordinary gain. For the nine months ended September 30, 2003, we had a gain from extraordinary items of $131.0 million, net of tax. This gain resulted from acquiring $681.9 million of the $700.0 million senior subordinated notes for a value totaling $470.6 million.

      Net (loss) income. For the nine months ended September 30, 2004, our net loss was $18.2 million. Our net income decreased from net income of $134.0 million for the nine months ended September 30, 2003, primarily due to the extraordinary gain recognized during 2003.

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

Net Cash Flow

      At September 30, 2004, we had negative working capital of $2.4 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $7.2 million, which compares to negative working capital of $1.7 million, a ratio of current assets to current liabilities of 1:1, and an unrestricted cash balance of $27.5 million at December 31, 2003.

      Our net cash provided by operating activities totaled $8.8 million for the nine months ended September 30, 2004 compared to $74.8 million for the nine months ended September 30, 2003. The decrease was primarily due to a $21.2 million decrease in our income from continuing operations and changes in our current assets and liabilities, which required more net cash payments in 2004 than in 2003. For additional analysis of the changes impacting net income from continuing operations see “Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.” We expect that future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.

      Our net cash used in investing activities totaled $29.1 million for the nine months ended September 30, 2004 compared to $23.6 million for the nine months ended September 30, 2003. This increase in cash used investing activities is related primarily to the cash acquired from the acquisition of American Cellular during 2003. Capital expenditures were $34.5 million for the nine months ended September 30, 2004 compared to $62.3 million for the nine months ended September 30, 2003.

      Our net cash used in financing activities was $0.1 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $18.4 million for the nine months ended September 30, 2003. This decrease is primarily due to the proceeds from long-term debt totaling $900.0 million and the maturities of restricted investments totaling $33.3 million for the nine months ended September 30, 2003, offset by deferred financing costs and repayments of long-term debt for the nine months September 30, 2003.

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

      On August 8, 2003, we and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principal amount of 10% Senior Notes due 2011. The senior notes were sold at par, are unsecured and bear interest at an annual rate of 10%. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future indebtedness and are senior to all existing and future subordinated indebtedness.

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

Capital Expenditures and Commitments

      Our capital expenditures were $34.5 million for the nine months ended September 30, 2004. We plan to spend approximately $40 million to $55 million for capital expenditures during 2004. The majority of these planned expenditures that occurred during the first nine months of 2004, were in relation to the build-out of our GSM/GPRS/ EDGE network. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, and whether we consummate additional acquisitions.

      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $30 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $30 million that remains unfulfilled. As of September 30, 2004, $10 million of this commitment has been fulfilled.

Contractual Obligations

      We have not had a material change, except for the agreement with Nortel as stated above, in the resources required for scheduled repayment of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities.

Forward-Looking Statements

      The description of our plans and expectations set forth herein, including planned capital expenditures and acquisitions and expectations regarding gross subscriber additions, average monthly revenue per subscriber, and our liquidity, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Previously, our primary market risk related to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. All of our outstanding senior notes bore interest at fixed rates. At September 30, 2004, we were not involved with any derivatives or other financial instruments.

      At September 30, 2004, we had long-term debt outstanding of $913.5 million, all of which bears interest at fixed rates.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3	Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4	ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2	Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3	Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.1.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.1.2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004	(8)
10.2	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.17]

Exhibit		Method of
Numbers	Description	Filing

10.3	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.4	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.5*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.6*	GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.7*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.8	Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.9	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.10	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.11	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(8)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(8)
32.2	Section 1350 Certification by our Chief Financial Officer	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: November 9, 2004

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3	Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4	ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2	Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3	Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.1.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.1.2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004	(8)
10.2	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(2)[10.17]
10.3	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation
10.4	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.5*	Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.6*	GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.7*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.8	Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.9	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.10	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.11	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(8)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(8)

Exhibit		Method of
Numbers	Description	Filing

32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(8)
32.2	Section 1350 Certification by our Chief Financial Officer	(8)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.