Form 10-K
period 2004-12-31
AMERICAN CELLULAR CORP /DE/
filed 2005-03-16
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
        As of March 14, 2005 there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.
      The Registrant meets the conditions set forth in general instructions I (1) (a) and (b) of the Form 10-K and is therefore filing this form with the reduced disclosure format.
Documents incorporated by reference: None

AMERICAN CELLULAR CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business
      Explanatory Note: ACC Escrow Corp., which was a wholly owned, indirect subsidiary of Dobson Communications Corporation, was formed on June 23, 2003 and commenced operations on August 8, 2003. As more fully described below, on August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation. For financial reporting purposes, ACC Escrow Corp. is deemed to be the acquiring company. Consequently, this annual report on Form 10-K presents financial information for American Cellular for the period from the formation of ACC Escrow Corp. through December 31, 2004. Unless the context otherwise requires, all references to “our,” “us” and “we” refer to ACC Escrow Corp. and American Cellular and its predecessors and subsidiaries as a combined entity, except where it is clear that such terms refer only to American Cellular without regard to its combination with ACC Escrow Corp. References to “combined” with respect to our results of operations reflect the combination of American Cellular’s results of operations through August 18, 2003, with the results of operations of American Cellular and ACC Escrow Corp. from August 19, 2003 through December 31, 2003.
Overview
      We are a rural and suburban provider of wireless communications services in the United States. At December 31, 2004, our wireless telephone systems covered a total population of 5.1 million and we had approximately 710,000 subscribers with an aggregate market penetration of 14.0%. We provide wireless telephone service in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. We offer digital voice and feature services to all of our covered population through our Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, and Time Division Multiple Access, or TDMA, digital network. In 2004, we deployed GSM/ GPRS and Enhanced Data for GSM Evolution, or EDGE, digital technology on our network, which enables us to offer enhanced wireless data services. ACC Escrow Corp. was formed on June 23, 2003 and commenced operations on August 8, 2003 when it issued $900.0 million of its 10.0% senior notes due 2011, which proceeds we used in our restructuring. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation, with American Cellular Corporation as the surviving entity. For financial reporting purposes, ACC Escrow Corp. is deemed to have acquired American Cellular Corporation, and American Cellular Corporation is deemed to be our predecessor company. We have included information regarding our predecessor, American Cellular Corporation, throughout this document.
      To provide a more comparable basis for discussion of our financial results and operations, we have provided our predecessor company’s 2002 results, the combined results from our predecessor company for the period from January 1, 2003 through August 18, 2003, together with our results from formation (June  23, 2003) through December 31, 2003, for 2003, together with our results for 2004. For the year ended December 31, 2004, we had total revenue of $433.4 million and a net loss of $25.7 million. At December 31, 2004, we had $913.8 million of indebtedness and stockholder’s equity of $429.6 million.
      Prior to August 19, 2003, American Cellular was owned by a joint venture which was equally owned by Dobson Communications and AT&T Wireless Services, Inc. AT&T Wireless was acquired by Cingular Wireless in October 2004 and renamed New Cingular Wireless Services. For the purpose of this Form 10-K, we refer to New Cingular Wireless Services by its former name, AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into American Cellular and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. In the exchange offer, the holders of $681.9 million of the $700.0 million outstanding principal amount of our existing notes exchanged those existing notes and received 43.9 million shares of Dobson Communications’ Class A common stock, 681,900 shares of Dobson Communications’ Series F preferred stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. We used a portion of the proceeds from the sale of ACC Escrow Corp.’s 10.0% senior notes to fully repay our existing credit facility. Upon consummation of the restructuring, we became a wholly owned indirect subsidiary of Dobson Communications. On December 31, 2003, all of our subsidiaries, except ACC Lease Co, Inc. and Alton CellTel Co Partnership, were merged into us.
      We focus on operating a mix of rural and suburban wireless systems because we believe these wireless systems provide strong growth opportunities due to lower penetration rates, higher subscriber growth rates and less competition for subscribers than wireless systems located in larger metropolitan areas.
Competitive Strengths
      We believe our competitive strengths include the following:
      Strong Current Market Position. We have achieved significant market share by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our GSM/ GPRS/ EDGE technologies, strategic roaming relationships, local sales channels, diverse service offerings, including national, regional and local rate plans and enhanced data offerings.
      Attractive Markets. Most of our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets, which we believe enables us to deploy and operate our network more efficiently. Our markets generally are located near MSAs that have networks operated by our primary roaming partners, Cingular Wireless and AT&T Wireless. We believe penetration in rural and suburban markets is substantially less than in the major metropolitan markets, providing us with additional growth opportunities. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Most of our licenses are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.
      Advanced Digital Technology. We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. We recently installed GSM/ GPRS/ EDGE technology on our network, which enables us to offer enhanced voice and data service plans to our own subscriber base and meet the needs of our roaming partners who utilize GSM/ GPRS/ EDGE technology.
      Continued Relationship with Dobson Communications. We believe that the integration of our operations with Dobson Communications has significant benefits. Our licensed areas, combined with those of our parent, Dobson Communications, cover an estimated population of 11.8 million, and together we served approximately 1,609,300 subscribers at December 31, 2004. This size and scale and Dobson Communications’ existing corporate infrastructure enables us to reduce our operating costs and provides us with technical, network and operational efficiencies.
Strategy
      The key elements of our strategy are:
      Drive ARPU Growth Through GSM/ GPRS/ EDGE Migration. During the first half of 2004, we completed deployment of our GSM/ GPRS/ EDGE network in substantially all of our markets and are currently marketing primarily GSM/ GPRS/ EDGE products. Our average revenue per unit, or ARPU, for GSM/ GPRS/ EDGE subscribers has been, and we expect it will continue to be, higher than our ARPU for TDMA subscribers as we focus our sales effort on higher ARPU voice plans and enhanced data services. We believe our GSM/ GPRS/ EDGE product offering provides a more attractive value proposition to our subscribers compared to our TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services.
      Locally Focused Management. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. We believe that our marketing and customer service functions are more effective when tailored to the local market population. We distribute our products primarily through retail outlets, a direct sales force, independent dealers and third party resellers, all of which foster a strong community presence for our products and operations.
      Strategic Roaming Relationships. We have developed strategic relationships with Cingular Wireless and AT&T Wireless, which operate wireless systems in MSAs near our wireless systems. These roaming agreements allow our subscribers and the subscribers of our roaming partners to roam on each other’s networks at favorable rates. Our roaming agreements with Cingular Wireless and AT&T Wireless designate us as the preferred provider of roaming service in substantially all of our markets where they do not have a network, and, under certain circumstances, provide that we are the exclusive provider of such services in our markets. We believe these strategic roaming relationships and agreements increase our roaming revenue and allow us to offer our subscribers attractive rate plans that include the footprints of our roaming partners as “home” territories.
      Implementation of GSM/ GPRS/ EDGE Technology. We recently deployed GSM/ GPRS/ EDGE technology over substantially all of our network. GSM/ GPRS/ EDGE technology is the digital technology being used by our primary roaming partners, Cingular Wireless and AT&T Wireless, and enables us to provide faster data services and provide our customers with smaller, more functional handsets. We expect that the GSM/ GPRS/ EDGE technology will enhance our service offering and allow us to increase the retention of our subscriber base. In addition, we will continue to have the ability to provide roaming service for Cingular Wireless and AT&T Wireless as they continue to convert their subscriber base to service plans utilizing GSM/ GPRS/ EDGE technology.
      Targeted Sales Efforts. We seek to attract subscribers who will generate high monthly revenue and low churn rates. We believe that our extensive network of local distribution channels and our focus on local customer service promote loyalty from our customers and provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors in areas where locating a direct retail store might not be cost-effective based on the demographic characteristics of those areas.
      Introduce Enhanced Products and Services. We will continue to evaluate deployment of new and enhanced products and services on an ongoing basis to provide our customers with access to the best available wireless technology and to enhance our local service revenue. Some of these new technologies and features include wireless e-mail access and internet access, including Blackberry handheld devices, which we launched in late 2004 in many of our markets.
      Superior Customer Service. We support local customer service through retail stores, a direct sales force and regional customer service call centers that offer 24-hour services. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.
Operations
Markets and Systems
      This table sets forth information with respect to our existing wireless markets. Information with respect to populations in licensed areas is as of December 31, 2004 and is our estimate based upon the 2003 population estimates provided by MapInfo Corporation, a location software company. These estimates are adjusted to exclude those portions of our rural service areas, or RSAs, and MSAs not covered by our licenses. Information with respect to subscribers is as of December 31, 2004. We determine market penetration by dividing the total number of subscribers in each of our Federal Communications Commission, or FCC, wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license.

      The following table sets forth the information described above with respect to our existing wireless markets as of December 31, 2004:

Total
Markets:	Population

Illinois
Alton, IL MSA	21,800
Kentucky
KY 4 RSA	269,200
KY 5 RSA	167,200
KY 6 RSA	287,000
KY 8 RSA	126,500
Michigan
MI 1 RSA	202,100
Minnesota
Duluth MN MSA	244,500
MN 2 RSA	32,800
MN 3 RSA	58,700
MN 4 RSA	16,700
MN 5 RSA	217,600
MN 6 RSA	285,200
New York
Orange County, NY MSA	349,800
Poughkeepsie, NY MSA	284,200
NY 5 RSA	395,900
NY 6 RSA	112,100
Ohio
OH 7 RSA	262,000
OH 10 RSA	62,700
Oklahoma/ Kansas
NE Oklahoma PCS(1)	265,500
Pennsylvania
PA 9 RSA	187,100
West Virginia
WV 2 RSA	76,700
WV 3 RSA	264,700
Wisconsin
Eau Claire, WI MSA	150,100
Wausau WI, MSA	127,700
WI 1 RSA	121,800
WI 2 RSA	87,200
WI 3 RSA	146,600
WI 4 RSA	126,800
WI 5 RSA	85,700
WI 6 RSA	34,000

Total — American Cellular markets	5,069,900

Total subscribers	710,000

Total penetration	14.0%

(1)	NE Oklahoma PCS consists of the following Basic Trading Areas, or BTAs: Oklahoma BTA 31, Kansas BTA 88 and portions of Missouri BTA 220, Oklahoma BTAs 311 and 448.

Service and Features
      We solidify our commitment to our customers by placing a high priority on offering the latest products, services and competitive rate plans. We have a fully digital network and have introduced a wireless Internet product in an on-going effort to consistently deliver advanced services and technologies to our customers. We attempt to maximize the choices available to our customers by offering the latest lines of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers, which we balance with our on-going objective to improve our operating results.
      Our primary service offering is wireless telephone service. We currently offer digital service using both the GSM/ GPRS/ EDGE digital standard and the TDMA digital standard in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice-activated dialing, and mobile originated and mobile terminated short message service. The deployment of GSM/ GPRS/ EDGE technology allows us to provide more advanced wireless data services, thereby giving our subscribers the ability to access the Internet, to send and receive pictures and video, and to download games and music.
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
      We use the CELLULAR ONE® trademark pursuant to licensing agreements with the Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for current five-year terms expiring on various dates on or after January 1, 2009. These agreements may be renewed at our option for an additional five-year term. From time-to-time, we may consider alternative brand name strategies and service marks.
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
      We focus our marketing programs on attracting subscribers that we believe are likely to generate high monthly revenue. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also market our service offerings through our Internet site and a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as direct mail programs.
      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. We focus our efforts to take advantage of our GSM/ GPRS/ EDGE network. Our offerings include our national rate plans, which use our networks, and those of other third party providers, mainly Cingular Wireless and AT&T Wireless, plus regional and local rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. Our goal is to offer plans that best fit our subscriber’s needs.

Sales and Distribution
      We sell and distribute our wireless services, phones and accessories primarily through four distribution channels: our retail stores, direct sales, independent dealers and third party resellers. For the year ended December 31, 2004, approximately 55% of our gross subscriber additions were added through our retail stores, approximately 5% were added by our direct sales force, approximately 20% were added by our independent dealers and approximately 20% were added by third party resellers.
      As of December 31, 2004, we had approximately 85 retail stores and outlets, most of which can also handle general customer service matters, including inquiries regarding bills and existing service. Some of these stores are also authorized warranty repair centers. Our stores and our well-trained sales staff provide customer-friendly retail environments through extended hours, and by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the subscriber.
      As of December 31, 2004, Dobson Cellular Systems had approximately 40 employees dedicated as a direct sales force for our markets. They train this sales force in a manner designed to stress the importance of customer satisfaction. We believe that the direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs, and we compensate the sales force in part based on their success in meeting customer needs. As a result, we believe that the direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers.
      As of December 31, 2004, we had relationships with approximately 200 independent dealers or agents. Those agents operate approximately 240 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores and, national and regional retail chains.
      As of December 31, 2004, we had relationships with two major resellers. The relationships involve an agreed upon discounted price for our wireless services, and in return, the resellers market and sell services on our network and provide billing and customer service to the reseller subscribers.
      We have developed an after-sale telemarketing program which we believe helps to reduce our churn rates and enhance customer loyalty. This program, which is conducted by our sales force and customer service personnel, includes courtesy calls to our new customers and allows our sales staff to check customer satisfaction and offer our customers additional calling features.
Customer Service
      Customer service is an essential element of our marketing and operating philosophy. We seek to attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including an area manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2004, our markets were serviced by all five regional call centers operated by our parent, Dobson Communications. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.
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
      Our two most significant roaming partners are Cingular Wireless and AT&T Wireless, which accounted for over 91% of our roaming traffic and 85% of our roaming revenue in 2004, respectively. We, or our affiliates, have entered into long-term roaming agreements with both Cingular Wireless and AT&T Wireless to provide their subscribers with GSM/ GPRS/ EDGE and TDMA services when they roam in our markets. These agreements also allow our subscribers to roam outside of our service area on the networks of Cingular Wireless and AT&T Wireless at rates we believe to be favorable.
      Cingular Wireless completed its acquisition of AT&T Wireless in October 2004. We, or our affiliates, are parties to GSM/ GPRS/ EDGE and TDMA roaming and operating agreements with both Cingular Wireless and AT&T Wireless. The roaming rates under the AT&T Wireless agreements are generally lower than the rates under the Cingular Wireless agreement. The AT&T Wireless agreements provide for limited exclusivity provisions. Although it is not certain what effect this merger will have on our roaming agreements, there is a risk that Cingular Wireless could effect certain restructurings of its operating subsidiaries in an attempt to make the terms of the AT&T Wireless roaming agreement applicable to all Cingular Wireless markets as well. If Cingular Wireless took any such actions and was successful, it could adversely effect our business and results of operations.
Cingular Wireless
      For the year ended December 31, 2004, Cingular Wireless’ customers accounted for approximately 53% of our roaming revenue, or approximately 11% of our total operating revenue. Under our Cingular Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for usage of both GSM/ GPRS/ EDGE and TDMA in our respective markets. These rates have decreased over time through December 16, 2003, when the rates reached a floor that made them a fixed rate until December 31, 2008. Subject to certain limitations, we are the preferred roaming partner for GSM/ GPRS/ EDGE and TDMA services for substantially all of Cingular’s customers that roam in our markets. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires on December 31, 2011.
AT&T Wireless
      For the year ended December 31, 2004, AT&T Wireless’ customers accounted for approximately 32% of our roaming revenue, or approximately 6% of our total operating revenue.
      The roaming agreement for TDMA expires in February 2020, although the roaming rates are established only through June 2007. The roaming agreement for GSM/ GPRS/ EDGE expires in July 2008, although the roaming rates are established only through June 2008 subject to earlier termination under certain circumstances, including the technical or commercial impracticability of using a party’s roaming network, the occurrence of an unacceptable level of unauthorized use, or the revocation or nonrenewal of a party’s GSM license. For GSM/ GPRS/ EDGE the rates are fixed through June 30, 2006, subject to modification in limited circumstances. The rates in years 2007 and 2008 could decrease to a limited extent based on the average revenue per minutes earned by AT&T Wireless from its subscribers.
      Subject to certain exceptions, through June 30, 2006, AT&T Wireless and its controlled affiliates have agreed not to expand their current GSM/ GPRS/ EDGE or TDMA footprint to directly or indirectly, engage in a business that provides or resells, or grants a license that facilitates or enables the provision or resale of, facilities-based mobile wireless telecommunications services using GSM/ GPRS/ EDGE or TDMA on any spectrum in any of our markets. Subject to the provisions of the roaming agreements, we may elect to extend the exclusivity period through June 30, 2008. AT&T Wireless’ current GSM/ GPRS/ EDGE footprint overlaps with approximately 0.4 million of the population in our licensed areas.
      AT&T Wireless may engage in investments, asset sales or other business combination transactions involving markets overlapping with us if the overlap is less than 25% of the total markets in the transaction (measured by population); however in such event, we will have the right to purchase from AT&T Wireless and its affiliates, the markets constituting the overlap.
      AT&T Wireless has agreed that its customers, when roaming in any of our markets, will seek TDMA or GSM/ GPRS/ EDGE roaming service from us prior to seeking such service from another unaffiliated carrier so long as we are in compliance with the construction, operational and other requirements under the roaming agreements.
      AT&T Wireless may terminate the preferred GSM/ GPRS/ EDGE roaming provider and limited exclusivity provisions of the agreement if we cease to be in compliance with the construction, operational and other requirements under the agreement, or if a major competitor of AT&T Wireless acquires us.
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
      Connection Agreements. Our wireless network connects to the public-switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, Qwest (US West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with the mutual written consent by either party.
      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.
      Cell Sites. At December 31, 2004, we operated 863 cell sites. The majority of our cell sites are on towers we lease from a third-party.
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

      Digital Technology. During 2003 and 2004, we deployed our GSM/ GPRS/ EDGE network over our network. With this enhanced data network, we offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our subscribers and to subscribers of our roaming partners. GSM/ GPRS/ EDGE is the network technology choice for our two largest roaming partners, Cingular Wireless and AT&T Wireless.
      Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.
Competition
      We compete with one or more companies in all of our markets throughout our regions. In various markets, these companies include Alltel, Cingular Wireless, Nextel, Rural Cellular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless.
      Our industry has and continues to experience consolidation amongst competitors, which has led to a reduction in our total number of competitors. In addition to the recent acquisition of AT&T Wireless by Cingular, Sprint and Nextel Communication, Inc. recently announced that their boards of directors have unanimously approved a definitive agreement for a merger of equals. In addition, in January 2005, Alltel announced it had reached an agreement to purchase Western Wireless.
      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. In addition, the FCC requires all wireless carriers to provide for wireless number portability for their customers. Number portability enables wireless customers to change wireless carriers and retain their wireless telephone numbers. Number portability may result in an increase in churn throughout the industry.
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
      The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has just completed a re-auction of additional PCS licenses in the 1.9 GHz band, and has announced plans to auction licenses in the 4.9 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and adopted service and auction rules for these bands. The FCC has also initiated a number of rulemaking proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.
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
Regulation
      The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, the federal and state regulatory schemes are regularly the subject of administrative rulemakings and judicial proceedings that are significant to us.
      Federal Regulation. The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended, or the Communications Act. These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the ongoing technical and operational requirements under which wireless licensees must operate.
      Federal Licensing Requirements. We hold a variety of cellular, PCS, and microwave licenses, as authorized by the FCC. The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems; and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area, or CGSA. The CGSA may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. In almost all of our markets, our CSGA is virtually coterminous with the MSA or RSA boundary. In markets where this is not the case, the unserved area is sparsely populated.
      PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The PCS MTAs and BTAs cover different geographic areas than the MSAs and RSAs, and so a licensee for a cellular MSA license and a PCS BTA license in the same geographic area may have overlapping coverage but not co-extensive coverage. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Some of the C Block licenses were subsequently divided into two 15 MHz blocks or three 10 MHz blocks.
      The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their respective service areas within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must construct facilities that offer coverage service to 25% of the service area within five years of their initial licenses, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.
      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. If the FCC were to find, after appropriate notice and hearing, that good cause existed, the FCC may deny our license renewal applications. However, the FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy for our cellular licenses, the FCC will renew our existing cellular licenses without accepting competing applications. If we receive a renewal expectancy for our PCS licenses, our licenses would likely be renewed even if a competing application was filed by another party. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing; and the FCC may award the license to another entity. To our knowledge, we have satisfied the “substantial service” standard in all of our markets.
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
      Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. The FCC recently released an order addressing ways of reducing interference caused to public safety radio licensees in 800 MHz band by enhanced specialized mobile radio, or ESMR, services (such as those offered by Nextel) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The order places certain obligations on both ESMR and cellular providers to abate “unacceptable interference” caused to public safety communications to the extent such interference, even if in part, is caused by the SMR or cellular providers. Under certain conditions, ESMR and cellular providers may also need to provide prior notice of new cell site construction or modification. The new regulatory mandates adopted in this order that will become effective on April  11, 2005, could increase our costs. Furthermore, the order changes ESMR spectrum assignments and may enhance the ability of ESMR service providers to compete with us.
      In September 2002, the FCC adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period, which commenced on February 18, 2003, of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes have enabled us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements. The phase-out of cellular analog service is tied, in part, to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted another Report and Order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services such as ourselves to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. This order will increase our costs by requiring us to train our sales force on compatible digital handsets, comply with related reporting requirements, and engage in outreach efforts; these compliance efforts may increase the price of wireless handsets for consumers.
      The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services. Under this regulatory structure, all of our cellular and PCS licenses are classified as CMRS licenses. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation.
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
      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. To our knowledge, we have completed all of our relocation obligations (and related payments) for our PCS markets.
      Federal Ownership Restrictions. While the FCC does not restrict an entity’s ability to own interests in both cellular frequency blocks in an MSA market (the so-called “cellular cross interest rule”), the FCC has applied the cross interest rule to ownership interests in RSAs. However, effective February  14, 2005, the FCC eliminated the cellular cross interest rule in RSAs. The FCC also no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the cellular cross interest rule (for RSAs) and the spectrum cap were designed to address. We believe these changes adopted by the FCC could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers, including us, to structure transactions, along with additional business and investment opportunities. We have availed ourselves of spectrum leasing opportunities where they have served a purpose for us.
      The FCC may prohibit, or impose conditions on, transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights thereunder. Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license , or a spectrum lease right in an FCC license, is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected. In April 2004, the FCC instituted a streamlined transfer and assignment process, which allows certain assignment or transfer of control applications that do not raise competitive issues or involve certain classes of licenses and/or licensees, to be granted automatically within a very short time frame. In a Report and Order released September 2, 2004, the FCC adopted new immediate approval procedures for certain classes of transfer of control and assignment of license applications. Under these new procedures, certain assignment or transfer of control applications will be granted immediately, subject to reconsideration by the FCC, either on its own motion or at the request of interested parties. Once effective, these rules could provide more expeditious access to any spectrum we may acquire through purchase or acquisition. While the Report and Order will become effective February 25, 2005, the new streamlining procedures will not take effect until additional governmental approvals are obtained.

      FCC rules restrict the voluntary assignments or transfers of control of certain PCS licenses in the C and F Blocks, the so-called Entrepreneurs’ Blocks, which were awarded in auctions in which bidding was limited to entities below a certain size and in which certain bidding enhancements (i.e., bidding credits and installment payment plans) were offered. We previously qualified for and presently hold some Entrepreneurs’ Block licenses, and so the restrictions on transfer of such licenses that apply during the first five years of the license term (or until the licensee satisfies the five-year construction benchmark), would not inhibit our ability to obtain such licenses. However, the FCC also requires that “entrepreneurs” must repay to the government all or part of any bidding credit they benefited from in the auction if they seek to transfer control of or assign an Entrepreneurs’ Block license to an entity that does not qualify for the same level of benefits at the time the transfer is made. Moreover, if a license is being paid for in installments, as allowed to certain holders of these “entrepreneurs” licenses, the FCC will condition its approval of a transfer or assignment on remittance of all unpaid principal and accrued interest if the proposed transferee or assignee does not qualify for the installment payment plan. These rules could affect our ability to assign or transfer control of our Entrepreneurs’ Block licenses or acquire such licenses from other entities.
      The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25 percent of our equity without the need for any action by the FCC. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25 percent benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. However, even for these types of investment, the FBI, Department of Justice, and Department of Homeland Security have, since the terrorist attacks of 9/11, taken a more proactive approach in assuring that foreign investment would not affect law enforcement access to necessary telecommunications facilities. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. While these restrictions could adversely affect our ability to attract additional equity financing, we have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock, or that our ownership, as a whole, exceeds the statutory maximum. However, as a publicly-traded company we cannot know the exact amount of our stock that is held by foreign entities.
      General Regulatory Obligations. The Communications Act and the FCC’s rules impose a number of requirements upon cellular and PCS licensees. These requirements could increase our costs of doing business.
      We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These fees may be recoverable from our subscribers, in whole or in part, as separate line-item charges.
      The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages. In addition, because the implementation of these obligations requires the availability of certain facilities for the local emergency services provider, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request that it do so. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.
      Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps. We obtained an interim waiver of these requirements through the period that ended November 19, 2003 for packet-mode services and requested an additional two-year extension of this waiver through November 19, 2005. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. The FCC has initiated a rulemaking proceeding which may result in new costs and obligations with respect to our packet-mode and other IP-based services. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.
      Because the availability of telephone numbers is dwindling, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets may be partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.
      In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, since November 24, 2003, CMRS carriers serving areas located in one of the Top 100 MSAs have been required to port their telephone numbers, provided that they received a request by February 24, 2003 from another carrier to do so. Outside of the Top 100 MSAs, CMRS carriers that received a request from another carrier by November 24, 2003 were required to port numbers by May 24, 2004. Requests made after November 24, 2003 must be satisfied within six months. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests in many of our markets and have met the November 24, 2003 and May 24, 2004 deadlines, as applicable.
      The FCC has adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers; the FCC is also considering whether to adopt rules that would preempt state regulation of how CMRS providers recover FCC-related regulatory costs via line-item charges on bills. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.
      The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. Moreover, the FCC released a decision on February  24, 2005 that amended its rules to clarify on a prospective basis that LEC’s must establish rates for terminating the traffic of a CMRS provider over the LEC’s facilities through negotiations with the CMRS provider and not through a tariff. The amended rules are not yet in effect. The FCC is also currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities and at unbundled network element, or UNE, prices from LECs for connections from our wireless base stations and switches to the LEC’s telephone network. In 2005, the FCC made clear that CMRS providers also cannot order transport between LEC facilities on an unbundled basis at UNE prices.
      The FCC has adopted rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The FCC retains the right to audit our universal service filings and, as a result of such an audit, to require additional payments. The FCC initiated a rulemaking proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Effective April 1, 2003, the FCC’s rules require that carriers’ USF recovery charges to customers may not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We have complied with these new requirements. They have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program.
      Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and, if designated, may receive universal service support for providing service to consumers that reside in certain high cost areas. Support is available on both the federal and state level. Application for ETC status is generally made to the State public service commission. However, certain states have deferred designation in their state to the FCC. Other wireless carriers operating in states where we offer service have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high cost areas. We have been so designated in certain areas of Wisconsin. We also have applications pending in Michigan, Kentucky, New York and Oklahoma. Some designation proceedings can be lengthy and/or adversarial, and could result in increased regulatory obligations. We are contemplating whether to apply in other states, and if so, where else to apply. Success in obtaining ETC status may make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas.
      Cellular and PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or toll-free 800/8xx numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.
      There are restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions were revised in 2003. Given our current marketing activities, these revised rules have limited potential to impose upon us new costs, obligations or burdens.
      Telecommunications carriers are required to make their services accessible to persons with disabilities. The FCC’s rules implementing these requirements generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, the FCC has required CMRS providers to begin selling hearing-aid compatible phones beginning in September 2005. Compliance with this requirement may impose additional costs.
      The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our long distance CMRS rates between rural and high-cost areas and urban areas. Rate integration requires providers of interexchange services to provide such services to its subscribers in each state at rates no higher than the rates charged in any other state. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single-rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.
      In 2003, the FCC adopted rules implementing the Telephone Consumer Protection Act of 1991, or TCPA, and established a national do-not-call registry for consumers who wish to avoid telemarketing calls. The registry is nationwide in scope, includes all telemarketers (with the exception of certain nonprofit organizations), and covers both interstate and intrastate telemarketing calls. Consumers can place their telephone numbers on the registry and will continue to have the option of using current company-specific do-not-call registries if they wish to eliminate telemarketing calls from specific companies only. States may adopt more restrictive do-not-call laws governing intrastate telemarketing. The rules adopted by the FCC have an impact on our ability to make telemarketing calls.
      As of January 3, 2005, the FCC requires wireless carriers to report major network outages. The reporting requirements apply to switches, fiber, microwave radios, E-911, SS7 networks, satellite and other special outages if they meet a certain threshold. Other utility companies such as wireline companies have been under such reporting requirements for some time. The FCC uses the reported information to understand the nature of major outages and for the creation of industry standards to mitigate future outages. As a result, we have implemented internal procedures to identify reportable outages and to ensure that we comply with these new reporting obligations. These new requirements could increase our costs of doing business.
      State, Local and Other Regulation. The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction; a few states still require notification when we acquire or transfer licenses. Most states still maintain some form of jurisdiction over customer complaints as to the nature or quality of services and as to billing issues. Since states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices, the outcome of these proceedings is uncertain and could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry. States and localities assess on wireless carriers such as us, taxes and fees that may equal or even exceed federal obligations.
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
      Future Regulation. From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot ensure that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.
Employees
      Dobson Cellular Systems, a wholly owned subsidiary of Dobson Communications, provides all supervision, design, construction and management for us under a management agreement entered into in February 2000, that was amended and restated in August 2003 as part of our reorganization. The management services provided include administration, accounting, billing, credit, collection, insurance, purchasing and clerical services; operational, engineering, maintenance and construction services; and marketing, sales and advertising services. To the extent employees of Dobson Cellular Systems perform services for us under the management agreement, we reimburse Dobson Cellular Systems for the allocable cost of the service provided, which for overhead is generally based on the relative size of our populations or subscribers. Because of the services provided by Dobson Cellular Systems under the management agreement, we have no employees of our own.
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
      Our headquarters are in Oklahoma City, Oklahoma. We utilize all five regional call centers operated by Dobson Cellular Systems. Of the five regional call centers we utilize, two are leased by us in our existing wireless markets located in Duluth, Minnesota and LaGrangeville, New York. In addition, our wireless operations leased approximately 85 retail locations throughout our markets. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

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
      There is no established trading market for our common stock. As of March  14, 2005, Dobson JV Company and Dobson Communications Corporation were the sole holders of record of our common stock.
      The instruments governing our outstanding debt securities restrict our ability to pay dividends and make other distributions on our common stock.

Item 6.	Selected Financial Data
      The following table sets forth certain of our historical consolidated financial data and that of our predecessor, American Cellular. We derived this consolidated financial data as of December 31, 2004, for the period from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002 from the consolidated financial statements included in Item 8, which have been audited by KPMG LLP. We derived the consolidated financial data as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the period from February 25, 2000 to December 31, 2000 from the consolidated financial statements audited by Arthur Andersen LLP. The consolidated financial statements for these three periods were reclassified as of December 31, 2001 to reflect our sale of Tennessee 4 RSA as discontinued operations.
      American Cellular was formed on February 26, 1998 and began operations on July 1, 1998, after it acquired PriCellular. On February 25, 2000, American Cellular was acquired by an equally owned joint venture between AT&T Wireless and Dobson Communications. On June 23, 2003, a wholly owned indirect subsidiary of Dobson Communications, ACC Escrow Corp., was formed and began operations on August 8, 2003. ACC Escrow Corp. was merged into American Cellular on August  19, 2003, creating the current, American Cellular. As a result, we became a wholly owned indirect subsidiary of Dobson Communications. The information set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

			The Predecessor Company
		Period from
		formation	Period from			Period from
		(June 23,	January 1,			February 25,
	Year Ended	2003) to	2003 to	Year Ended	Year Ended	2000 to
	December 31,	December 31,	August 18,	December 31,	December 31,	December 31,
	2004	2003	2003	2002	2001	2000

	($ in thousands)
Statement of Operations Data:
Total operating revenue	$433,375	$162,623	$288,726	$452,830	$417,243	$309,343
Operating expenses:
Cost of service (exclusive of depreciation and amortization items shown separately below)	99,230	35,460	62,225	110,412	106,707	61,062
Cost of equipment	45,102	15,104	23,618	34,206	37,182	26,769
Marketing and selling	56,765	21,017	31,180	57,623	56,462	36,580
General and administrative	89,038	31,210	44,435	70,291	60,944	38,769
Impairment of goodwill	—	—	—	800,894	—	—
Depreciation and amortization	83,310	28,647	43,591	66,746	182,637	147,257

Total operating expenses	373,445	131,438	205,049	1,140,172	443,932	310,437

			The Predecessor Company
		Period from
		formation	Period from			Period from
		(June 23,	January 1,			February 25,
	Year Ended	2003) to	2003 to	Year Ended	Year Ended	2000 to
	December 31,	December 31,	August 18,	December 31,	December 31,	December 31,
	2004	2003	2003	2002	2001	2000

	($ in thousands)
Operating income (loss)	59,930	31,185	83,677	(687,342)	(26,689)	(1,094)
Interest expense	(94,796)	(37,773)	(78,136)	(142,003)	(165,457)	(133,270)
Dividends on mandatorily redeemable preferred stock	—	—	(703)	—	—	—
Other (expense) income, net	(2,440)	(426)	(538)	1,387	3,723	537
Income tax benefit (expense)	11,605	2,665	(1,961)	14,383	52,199	33,242

(Loss) income from continuing operations	(25,701)	(4,349)	2,339	(813,575)	(136,224)	(100,585)
(Loss) income from discontinued operations, net of income taxes	—	—	—	(654)	(1,439)	1,342
Gain from sale of discontinued operations, net of income taxes	—	—	—	13,472	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(281,640)	—	—
Extraordinary gain, net	—	—	131,009	—	—	—

Net (loss) income	(25,701)	(4,349)	133,348	(1,082,397)	(137,663)	(99,243)
Dividends on preferred stock	—	—	(2,546)	(4,661)	(2,139)	—

Net (loss) income applicable to common stockholder	$(25,701)	$(4,349)	$130,802	$(1,087,058)	$(139,802)	$(99,243)

			The Predecessor Company

	As of December 31,

	2004	2003	2002	2001	2000

	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$41,489	$27,505	$15,866	$5,962	$14,881
Property, plant and equipment, net	177,142	205,200	185,935	203,168	184,655
Intangibles, net	1,316,320	1,332,991	915,845	2,192,133	2,286,211
Total assets	1,588,279	1,625,008	1,209,918	2,699,030	2,690,103
Redeemable preferred stock	—	—	35,000	35,000	—
Current portion of long-term debt	—	—	1,588,509	46,909	27,465
Long term debt, net of current portion	913,774	912,851	—	1,760,208	1,650,535
Stockholder’s equity (deficit)	429,598	455,299	(528,275)	544,563	665,757

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Also see Item 6 for related financial information. Except where expressly stated otherwise, the following discussion and analysis relate to American Cellular prior to its merger with ACC Escrow Corp. on August  19, 2003, and to ACC Escrow Corp. and American Cellular following their merger. Wherever the term “predecessor” or “predecessor company” is used, it refers to American Cellular prior to its merger with ACC Escrow Corp. Unless otherwise stated, the financial and other data set forth below are provided on a combined basis, and the terms “we,” “us” and “our” refer to American Cellular prior to its merger with ACC Escrow Corp., and to ACC Escrow Corp. and American Cellular on a combined basis following their merger.
OVERVIEW
      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.
      ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned indirect subsidiary of Dobson Communications. To provide a more comparable basis for discussion of our financial results and operations, we have provided our predecessor company’s 2002 results, the combined results from our predecessor company for the period from January 1, 2003 through August 18, 2003, together with our results from formation (June 23, 2003) through December 31, 2003, for 2003, together with our results for 2004. We believe that the combined operating presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in identifiable intangible assets, goodwill, and stockholder’s equity.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our consolidated financial statements in accordance with general accepted accounting principles, or GAAP. We believe it is necessary for an understanding of our significant accounting policies to read the information below in conjunction with Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Form 10-K. These other significant accounting policies are important to develop an understanding of our consolidated financial statements. Policies related to revenue recognition, financial instruments and business combinations require judgments on complex matters that are often subject to multiple sources of authoritative guidance.
      In preparing our consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates. The estimates and assumptions that are the most difficult to determine and require the most subjective decisions, are described below.
Property, Plant and Equipment and Other Definite Life Assets
      We depreciate our property, plant and equipment and amortize our customer lists and certain other identifiable intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. The factors used to determine these estimates include technological advances, obsolescence, expected migration to newer transmission standards and services, regulatory requirements and the churn rate of our customers.
      Also, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgment must be exercised in determining when such an event or change in circumstances has occurred. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset. We also must use judgment in determining expected future cash flows. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment increases.
      As a result of technological advances, which led to our recent upgrade to GSM/ GPRS/ EDGE technology during 2004, we recently reassessed the useful lives and carrying values of our TDMA network assets. While no impairment was noted, this assessment did result in the reduction of our useful lives for these TDMA network assets. This reduction in the useful lives will result in an annual increase in depreciation expense totaling $1.8 million through 2007.
Goodwill and Wireless License Acquisition Costs
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we continually assess the useful lives of our intangible assets. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. Using judgment, we must also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.
      To complete this evaluation for our wireless license acquisition costs, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. We determine the fair value of our wireless license acquisition costs based on their expected future discounted cash flows. We also determine the value of the wireless license acquisition costs based upon a “start-up” basis that separates the value of our customer contracts and other intangible assets from the pure underlying wireless license. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. For purposes of this comparison, it is our policy to aggregate all of our wireless license acquisition costs. For goodwill, there is a two-step approach for assessing impairment. The first step requires us to compare the fair value of our enterprise to our carrying value, including goodwill. If our carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of our enterprise goodwill with the carrying amount of our goodwill. To calculate the implied fair value of goodwill we perform a hypothetical purchase price allocation to determine the fair value of all of our assets, with the implied goodwill amount being the difference between the enterprise fair value and the aggregate of the identified asset fair values. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for the difference. The critical factors used in the determination of fair values of the enterprise and of the identifiable intangible assets include the discount rate, our cost of capital, cash flow multiples, expansion and infrastructure costs, other carriers’ multiples, expected customer growth rates, churn factors, service upgrade trends, and operating cost trends. Therefore, determining fair values and expected future discounted cash flows involves significant judgment on our part. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment increases.

      The fair value of an asset or an enterprise is the price at which the asset or enterprise could be exchanged in a current transaction between knowledgeable, unrelated willing parties. Therefore, market prices from active markets are the best measure and are used when available. If there is not an available active market, the measurement is based on the best information available, including similar transactions, acquisition cost per customer or area population, and expected discounted future cash flows.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
      The following table summarizes our key operating data for the periods indicated:

	December 31,

	2004	2003	2002

Market population(1)	5,069,900	4,997,000	4,997,000
Ending subscribers	710,000	709,200	690,400
Market penetration(2)	14.0%	14.2%	13.8%
Gross subscriber additions	195,800	199,400	230,800
Average subscribers	712,700	698,500	659,100
Average monthly service revenue per subscriber(3)	$38	$37	$38
Average monthly post-paid churn(4)	1.9%	1.9%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The 2004 results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, and 2003 and 2002 are based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.
Basis of Presentation
      As previously explained, the combined year ended December 31, 2003 combine the results of operations for the period from January 1, 2003 through August  18, 2003 (the period prior to our acquisition by Dobson Communications) and the results of operations for the period from formation (June 23, 2003) through December 31, 2003 (the period subsequent to our acquisition by Dobson Communications). For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended December 31, 2003 refers to the combined period ended December 31, 2003. The following table sets forth the components of our results of operations for the periods indicated:

		For the period	For the period
		from	from formation
		January 1, 2003	(June 23, 2003)	Combined
	Year Ended	through	through	Year Ended	Year Ended	Percentage Changes
	December 31,	August 18,	December 31,	December 31,	December 31,
	2004	2003	2003	2003	2002	04 vs. 03	03 vs. 02

	($ in thousands)
Operating revenue:
Service revenue	$327,322	$195,787	$117,002	$312,789	$302,144	4.6%	3.5%
Roaming revenue	87,870	82,387	39,948	122,335	135,148	(28.2)%	(9.5)%
Equipment and other revenue	18,183	10,552	5,673	16,225	15,538	12.1%	4.4%

Total operating revenue	433,375	288,726	162,623	451,349	452,830	(4.0)%	(0.3)%

		For the period	For the period
		from	from formation
		January 1, 2003	(June 23, 2003)	Combined
	Year Ended	through	through	Year Ended	Year Ended	Percentage Changes
	December 31,	August 18,	December 31,	December 31,	December 31,
	2004	2003	2003	2003	2002	04 vs. 03	03 vs. 02

	($ in thousands)
Operating expenses:
Cost of service (exclusive of depreciation and amortization items shown separately below)	99,230	62,225	35,460	97,685	110,412	1.6%	(11.5)%
Cost of equipment	45,102	23,618	15,104	38,722	34,206	16.5%	13.2%
Marketing and selling	56,765	31,180	21,017	52,197	57,623	8.8%	(9.4)%
General and administrative	89,038	44,435	31,210	75,645	70,291	17.7%	7.6%
Impairment of goodwill	—	—	—	—	800,894	—	*
Depreciation and amortization	83,310	43,591	28,647	72,238	66,746	15.3%	8.2%

Total operating expenses	373,445	205,049	131,438	336,487	1,140,172	11.0%	*

Operating income (loss)	59,930	83,677	31,185	114,862	(687,342)	(47.8)%	*
Interest expense	(94,796)	(78,136)	(37,773)	(115,909)	(142,003)	(18.2)%	(18.4)%
Dividends on mandatorily redeemable preferred stock	—	(703)	—	(703)	—	*	*
Other (expense) income, net	(2,440)	(538)	(426)	(964)	1,387	*	*

(Loss) income before income taxes	(37,306)	4,300	(7,014)	(2,714)	(827,958)	*	*
Income tax benefit (expense)	11,605	(1,961)	2,665	704	14,383	*	*

(Loss) income from continuing operations	$(25,701)	$2,339	$(4,349)	$(2,010)	$(813,575)	*	*

*	Calculation is not meaningful
Subscribers
      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At December 31, 2004, post-paid subscribers accounted for 91.7% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At December 31, 2004, the reseller base accounted for 6.4% of our total subscriber base. Our pre-paid subscribers, which at December 31, 2004 accounted for 1.9% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.
      We have experienced a decline in our gross subscriber additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already provide market enhanced data services, such as 1XRTT. We recently deployed GSM/ GPRS/ EDGE in our networks causing our decline in gross additions to somewhat level off. We expect this to continue and could see our gross subscriber additions increase during 2005 as a result of these new services that are available with GSM/ GPRS/ EDGE.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.
Service Revenue
      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. Prior to 2003, these declines had generally been offset by significant increases in average minutes-of-use per subscriber. Beginning in 2003 and continuing through the first half of 2004, the decline in revenue per minute had not been completely offset by increases in average minutes-of-use and, as a result, our average monthly service revenue per subscriber decreased. However, during the last half of 2004, we experienced growth in our average monthly service revenue per subscriber and we believe there is a continued opportunity in 2005 for our average monthly service revenue per subscriber to continue to increase from current levels primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology.
      For the year ended December 31, 2004, our service revenue increased compared to the years ended December 31, 2003 and 2002. Although our average monthly service revenue per subscriber increased for the year ended December 31, 2004 compared to the year ended December 31, 2003, our average monthly service revenue per subscriber had decreased in 2003 and the first part of 2004 before regaining some growth in late 2004. Therefore, when comparing 2004 to 2003 and 2002, our increase in service revenue was primarily attributable to an increase in our subscriber base.
Roaming Revenue
      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.15 for the year ended December 31, 2004, $0.21 for the year ended December 31, 2003 and $0.27 for the year ended December 31, 2002. We expect our roaming yield to continue to decline, but at a lesser rate, during 2005. Even though our significant roaming contracts have provided for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.
      For the year ended December 31, 2004, our roaming revenue decreased compared to the years ended December 31, 2003 and 2002. When comparing 2004 to 2003, our roaming revenue per minute-of-use decreased by 30.8% as contractual rates decreased during 2004, however it was partially offset by a 3.8% increase in roaming minutes due to expanded coverage areas and increased usage. This was also true when comparing 2003 to 2002, our roaming revenue per minute-of-use decreased by 22.9% as contractual rates decreased during 2003, however it was partially offset by a 17.3% increase in roaming minutes due to expanded coverage areas and increased usage.
Equipment and Other Revenue
      Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer.

      For the year ended December 31, 2004, our equipment and other revenue increased compared to the years ended December 31, 2003 and 2002. This increase in equipment revenue is primarily a result of an increase in purchases of new handsets due to an increase in the number of customers upgrading to new rate plans. Many of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans.
Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
Cost of Service
      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well, as a result of a decrease in rates charged by third-party providers. While future rates charged by third party providers may continue to decrease, we expect the growth in our minute-of-use to offset these decreases as a result of more usage and the continued build-out of our wireless network. Therefore, we expect our roaming costs to continue to increase in future periods. In addition, as a result of the sale and leaseback of certain of our towers announced in March 2005, we expect our total cost of service to increase in future periods.
      The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2004		2003		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$63,019	63.5%	$55,225	56.5%	$52,775	47.8%
Roaming costs	36,211	36.5%	42,460	43.5%	57,637	52.2%

Total cost of service	$99,230	100.0%	$97,685	100.0%	$110,412	100.0%

      For the year ended December 31, 2004, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased compared to the years ended December 31, 2003 and 2002. This increase was primarily due to the addition of new circuits and cell sites related to our new GSM/ GPRS/ EDGE network, which was built-out primarily in late 2003 and the first half of 2004, along with credits received in 2003 from certain of our network service providers.
      For the year ended December 31, 2004, roaming costs decreased compared to the years ended December 31, 2003 and 2002. When comparing 2004 to 2003 this decrease was the result of a 23.1% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 10.8% increase in the minutes used by our customers on third-party wireless providers networks. The decrease in 2003 compared to 2002 was the result of a 24.9% decline in rates charged by those providers resulting from new lower rate agreements, and a 1.9% decrease in the minutes used by our customers on third-party wireless providers networks.
Cost of Equipment
      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from increases in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/GPRS/EDGE rate plans and the continued increases in the cost of handsets, we would expect our cost of equipment to continue to increase during 2005.
      For the year ended December 31, 2004, our cost of equipment increased compared to the years ended December 31, 2003 and 2002. When comparing 2004 to 2003, cost of equipment increased due to an increase in the average cost of handsets sold to customers, and an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans. In comparing 2003 to 2002, our cost of equipment increased as a result of an increased number of equipment upgrades for existing customers, offset by the decrease in our gross subscriber additions during 2003 compared to 2002.
Marketing and Selling Costs
      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the year ended December 31, 2004, our marketing and selling costs increased compared to the year ended December 31, 2003 due to an increase in advertising costs spent to launch our new GSM/ GPRS/ EDGE rate plans, which more than offset any decreases from our decrease in gross subscriber additions during 2004 compared to 2003. However, for the year ended December 31, 2003, our marketing and selling costs decreased compared to the year ended December 31, 2002 due to a decrease in our gross subscriber additions during 2003 compared to 2002.
General and Administrative Expenses
      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the year ended December 31, 2004, our general and administrative costs increased compared to the years ended December 31, 2003 and 2002. This increase is a result of increased infrastructure costs a result of the overall growth of our business.
Depreciation and Amortization
      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During 2005, we expect increases in depreciation and amortization as a result of newly acquired or constructed assets will mostly be offset as older assets become fully depreciated.
      For the year ended December 31, 2004, our depreciation and amortization expense increased compared to the years ended December 31, 2003 and 2002. The increases were the result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM/ GPRS/ EDGE network build-out in 2003 and 2004.
Non-Operating Results
Interest Expense
      For the year ended December 31, 2004, our interest expense decreased compared to the years ended December 31, 2003 and 2002. This decrease resulted primarily from the reduction of our total debt, which occurred during August 2003 when we paid off our outstanding credit facility.

Discontinued Operations
      For the year ended December 31, 2002, we had a net loss from discontinued operations of $0.7 million. This loss from discontinued operations reflects our 2002 operating losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002. We had a gain from this sale of discontinued operations of $13.5 million, net of tax.
Cumulative Effect of Change in Accounting Principle
      For the year ended December 31, 2002, we recognized an impairment on our wireless license acquisition costs of $281.6 million, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, we continued to reevaluate our carrying values of goodwill and other indefinite life intangible assets throughout 2002 and determined our goodwill was also impaired. As a result, we recognized an impairment on our goodwill totaling $800.9 million in 2002, which is included in our operating expenses.
LIQUIDITY AND CAPITAL RESOURCES
      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the sale of debt securities and infusions of equity capital from our parent company, Dobson Communications. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. In addition, in March 2005, we announced an agreement to sell 204 towers to GTP for $35.1 million and lease the towers back from GTP under a lease with an initial 10-year term. However, this transaction is subject to customary closing conditions. In the event we do not complete the sale of these assets our liquidity could be adversely affected. The actual amount and timing of our future capital requirements and expenditures may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.
      We currently expect that we may have to refinance our 10.0% senior notes at its final maturities, beginning in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, Dobson Communications, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.
Working Capital and Net Cash Flow
      At December 31, 2004, we had working capital of $13.6 million, a ratio of current assets to current liabilities of 1.2:1, and an unrestricted cash balance of $41.5 million, which compares to negative working capital of $1.7 million, a ratio of current assets to current liabilities of 1:1, and an unrestricted cash balance of $27.5 million at December 31, 2003.
      Our net cash provided by operating activities totaled $35.9 million for the year ended December 31, 2004, compared to $87.3 million for the combined year ended December 31, 2003 and $19.2 million for the year ended December 31, 2002. The decrease from 2003 to 2004 was primarily due to a $23.7 million decrease in our income from continuing operations and changes in our current assets and liabilities, which required more net cash payments in 2004 than in 2003. The increase of $68.1 million from 2002 to 2003 was primarily due to an increase in operating income and changes in our current assets and liabilities. For additional analysis of the changes impacting net income from continuing operations see “Results of Operations for the Years

December 31, 2004, 2003 and 2002.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.
      We used cash in investing activities for the years ended December 31, 2004 and 2003, and we received cash from investing activities for the year ended December 31, 2002. Investing activities are primarily related to capital expenditures, acquisitions and sales of markets. We generally use cash in investing activities, although we received cash from investing activities for the year ended December 31, 2002 due to our net proceeds from our sale of certain markets to Verizon Wireless. Our capital expenditures were $39.4 million for the year ended December 31, 2004, $77.4 million for the combined year ended December 31, 2003 and $48.8 million for the year ended December 31, 2002. During 2005, we expect capital expenditures to remain fairly constant with 2004 amounts as a result of the continued development and improvement of our GSM/ GPRS/ EDGE technology in our markets.
      We used cash in financing activities for the years ended December 31, 2004 and 2002 and we received cash from financing activities for the year ended December 31, 2003. Financing activities are primarily related to proceeds from long-term debt, repayments of long-term debt, deferred financing costs associated with long-term debt and purchase of debt and equity securities. For future expected payments of long-term debt, see the “Contractual Obligations” table included below.
Capital Resources
      During 2001, we sold, in two transactions, $700.0 million principal amount of 9.5% senior subordinated notes due 2009, at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of our restructuring, holders of $681.9 million outstanding principal amount of these senior subordinated notes received approximately $48.7 million in cash, 43.9 million shares of Dobson Communications’ Class A common stock, and 681,900 shares of Dobson Communications’ Series F preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock. There remains outstanding $18.1 million principal amount of our 9.5% senior subordinated notes.
      On August 8, 2003, we and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principle amount of 10.0% senior notes due 2011. These senior notes were issued at par. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. Dobson Communications and Dobson Cellular are not guarantors of these senior notes.
      In connection with the closing of the sale of the notes, we entered into an indenture dated August 8, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit the ability of us and our restricted subsidiaries to:

•	incur indebtedness;
•	incur or assume liens;
•	pay dividends or make other restricted payments;
•	impose dividend or other payment restrictions affecting our restricted subsidiaries;
•	issue and sell capital stock of our restricted subsidiaries;
•	issue certain capital stock;
•	issue guarantees of indebtedness;
•	enter into transactions with affiliates;
•	sell assets;
•	engage in unpermitted lines of business;
•	enter into sale and leaseback transactions; and
•	merge or consolidate with or transfer substantial assets to another entity.

Capital Expenditures and Commitments
      Our capital expenditures were $39.4 million for the year ended December 31, 2004. The majority of our capital expenditures in 2004 were spent on the upgrade of our wireless network to GSM/ GPRS/ EDGE technology. We expect to spend comparable amounts during 2005 as we continue to develop and improve our GSM/ GPRS/ EDGE wireless network.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.
Contractual Obligations
      The table below sets forth all of our contractual cash obligations, as of December 31, 2004:

Contractual Cash Obligations	2005	2006-2007	2008-2009	2010 and after

		($ in thousands)
Long-term debt	$—	$—	$13,774	$900,000
Operating leases	16,702	25,399	14,680	8,325
Purchase obligations	733	20,600	—	—

Total contractual cash obligations	$17,435	$45,999	$28,454	$908,325

      In addition, we are required to make cash interest payments on our 10.0% senior notes due 2011 and our 9.5% senior subordinated notes due 2009. Based on outstanding principal amounts at December 31, 2004, cash interest on our long-term debt is as follows:

•	$90.0 million annually through maturity in 2011 on American Cellular’s 10.0% senior notes; and

•	$1.7 million annually through maturity in 2009 on American Cellular’s 9.5% senior subordinated notes.
      Purchase obligations include agreements to purchase goods or services that is enforceable and legally binding that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, capital expenditures, software acquisition/licenses commitments, legally binding service contracts and non-cancelable purchase orders that meet the definition of a “purchase obligation”.
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of December 31, 2004, $9.1 million of this commitment has been fulfilled. The remaining commitment of approximately $20.6 million is included in the table above.
      We have entered into an agreement to sell 204 towers to GTP for $35.1 million and then lease them back under a lease with an initial ten-year term. This lease is expected to be accounted for as an operating lease. This transaction is subject to the satisfaction of customary closing conditions.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.
Related Party Transactions
      Dobson Communications, our parent, provides certain services to us. Certain costs incurred by Dobson Communications are shared costs between us and Dobson Communications. These shared costs are allocated between us and Dobson Communications primarily based on each of our pro rata population coverage and subscribers. Shared costs allocated to us from Dobson Communications were $28.6 million for the year ended December 31, 2004, $8.4 million for the period from formation (June 23, 2003) through December 31, 2003, $12.3 million for the period from January 1, 2003 through August 18, 2003 and $17.1 million for the year ended December 31, 2002. In addition, we reimbursed Dobson Communications for other expenses incurred by them on our behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to our operations, totaling $45.0 million for the year ended December 31, 2004, $15.7 million for the period from formation (June 23, 2003) through December 31, 2003, $26.5 million from January 1, 2003 through August 18, 2003 and $42.9 million for the year ended December 31, 2002.
      We also have various equipment lease agreements and asset sharing agreements with Dobson Cellular Systems. These agreements provide for the leasing, sharing or other use of telecommunications equipment and facilities, including, without limitation, switches, buildings, computer equipment, computer software, office equipment, furniture, vehicles, land, leasehold improvements and other communications equipment between us and the other parties to the agreements. We believe the terms of these agreements are at least as favorable to us as could be obtained from unaffiliated third parties.
      Each equipment lease agreement has a term of one-year and is automatically renewed for successive one-year terms unless either party notifies the other of its intention to cancel the agreement. The expenses under the equipment leases are subject to annual adjustment by mutual agreement. Each asset sharing agreement has a term of four years and is automatically renewed for successive one-year terms unless either party notifies the other of its intention to cancel the agreement.
      Aggregate expenses are generally allocated under these agreements based on either a fixed fee or the greater of a minimum specified fee or usage. Our aggregate expenses under these agreements were $7.0 million for the year ended December 31, 2004 and $6.2 million for the year ended December 31, 2003 on a combined basis.
EFFECT OF NEW ACCOUNTING STANDARDS
      At the September 29-30, 2004 meeting of the EITF, the SEC Staff announced Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, intangible assets should be separately and directly valued and the resulting fair value recognized. As noted in Critical Accounting Policies, we have used the “start-up” method to determine the fair value of our licenses. As a result, our financial condition or results was not impacted by the implementation of EITF Topic D-108.
FORWARD-LOOKING STATEMENTS
      The description of our plans and expectations set forth herein, including expected capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Prior to October 2002, our primary market risk related to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. After September 2002, all of our outstanding senior notes bore interest at fixed rates. At December 31, 2004, we were not involved with any derivatives or other financial instruments.
      At December 31, 2004, we had long-term debt outstanding of $913.8 million, all of which bears interest at fixed rates. Prior to our acquisition by Dobson Communication, our credit facility bore interest at floating rates, which averaged 5.7% for the eight months ended August 31, 2003. At December 31, 2003, the credit facilities had been paid in full.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Cellular Corporation and Subsidiaries (And the Predecessor Company)
Report of Independent Registered Public Accounting Firm	35
Report of Independent Registered Public Accounting Firm (the Predecessor Company)	36
Consolidated balance sheets as of December 31, 2004 and 2003	37
Consolidated statements of operations for the year ended December 31, 2004, the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002	38
Consolidated statements of stockholder’s equity (deficit) for the year ended December 31, 2004, the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002	39
Consolidated statements of cash flows for the year ended December 31, 2004, the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002	40
Notes to consolidated financial statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Cellular Corporation:
      We have audited the accompanying consolidated balance sheet of American Cellular Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2004 and for the period from June 23, 2003 (formation date) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and for period from June 23, 2003 (formation date) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Oklahoma City, Oklahoma
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Cellular Corporation:
      We have audited the accompanying consolidated balance sheet of American Cellular Corporation and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002 These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for period from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.
      As described in Note 1 to the consolidated financial statements, as of August 19, 2003, the Company entered into a series of transactions that resulted in the Company becoming a wholly owned indirect subsidiary of Dobson Communications Corporation. The financial statements for the periods prior to the reorganization transactions have been prepared using the Company’s prior cost basis and have not been adjusted to reflect the basis changes of the acquisition.
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
KPMG LLP
Oklahoma City, Oklahoma
February 12, 2004

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$41,488,979	$27,505,267
Accounts receivable, net of allowance for doubtful accounts of $904,561 in 2004 and $1,712,748 in 2003	40,412,508	35,415,003
Restricted cash and investments (Note 2)	—	4,165,275
Inventory (Note 2)	5,153,250	3,751,447
Deferred tax assets	4,207,000	5,708,000
Prepaid expenses	2,858,438	2,593,317

Total current assets	94,120,175	79,138,309

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	177,141,717	205,199,700

OTHER ASSETS:
Accounts receivable-affiliates	—	7,059,367
Wireless license acquisition costs (Note 2)	669,168,756	669,168,796
Goodwill (Note 2 and 5)	572,113,347	570,525,432
Deferred financing costs, net of accumulated amortization of $3,145,730 in 2004 and $787,308 in 2003 (Note 2)	15,784,770	18,043,316
Customer list, net of accumulated amortization of $20,746,667 in 2004 and $4,746,667 in 2003 (Note 2)	59,253,333	75,253,333
Other non-current assets	696,846	619,706

Total other assets	1,317,017,052	1,340,669,950

Total assets	$1,588,278,944	$1,625,007,959

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,297,625	$17,933,533
Accounts payable-affiliates	6,182,755	—
Accrued expenses	13,140,622	10,864,285
Accrued interest payable	37,867,260	39,557,201
Deferred revenue and customer deposits	13,026,284	12,526,924

Total current liabilities	80,514,546	80,881,943

OTHER LIABILITIES:
Long-term debt (Note 4)	913,773,624	912,850,706
Deferred tax liabilities (Note 11)	160,231,500	169,162,204
Other non-current liabilities	4,161,627	6,814,500
Commitments (Note 7)
STOCKHOLDER’S EQUITY (Note 9):
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(44,949,605)	(19,248,646)

Total stockholder’s equity	429,597,647	455,298,606

Total liabilities and stockholder’s equity	$1,588,278,944	$1,625,007,959

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

			The Predecessor Company

		For the period	For the period
		from	from
		formation	January 1,
	For the Year	(June 23, 2003)	2003	For the Year
	Ended	to	to	Ended
	December 31,	December 31,	August 18,	December 31,
	2004	2003	2003	2002

OPERATING REVENUE:
Service revenue	$327,322,267	$117,002,650	$195,787,153	$302,144,063
Roaming revenue	87,869,608	39,948,198	82,387,324	135,147,615
Equipment and other revenue	18,183,231	5,672,780	10,552,294	15,537,979

Total operating revenue	433,375,106	162,623,628	288,726,771	452,829,657

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization items shown separately below)	99,230,426	35,459,944	62,225,347	110,412,273
Cost of equipment	45,101,594	15,104,107	23,618,299	34,205,796
Marketing and selling	56,765,364	21,016,906	31,180,136	57,623,167
General and administrative	89,037,568	31,210,131	44,434,982	70,290,928
Impairment of goodwill (Note 5)	—	—	—	800,893,860
Depreciation and amortization	83,309,989	28,647,386	43,590,974	66,745,545

Total operating expenses	373,444,941	131,438,474	205,049,738	1,140,171,569

OPERATING INCOME (LOSS)	59,930,165	31,185,154	83,677,033	(687,341,912)
OTHER (EXPENSE) INCOME:
Interest expense	(94,796,358)	(37,773,497)	(78,136,350)	(142,003,848)
Dividends on mandatorily redeemable preferred stock	—	—	(703,442)	—
Other (expense) income, net	(2,440,193)	(425,599)	(538,070)	1,387,501

(LOSS) INCOME BEFORE INCOME TAXES	(37,306,386)	(7,013,942)	4,299,171	(827,958,259)
Income tax benefit (expense)	11,605,427	2,665,296	(1,960,532)	14,383,305

(LOSS) INCOME FROM CONTINUING OPERATIONS	(25,700,959)	(4,348,646)	2,338,639	(813,574,954)
DISCONTINUED OPERATIONS: (Note 3)
Loss from discontinued operations, net of income tax expense of $435,838	—	—	—	(653,909)
Gain from sale of discontinued operations, net of income tax expense of $50,282,976	—	—	—	13,472,110

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(25,700,959)	(4,348,646)	2,338,639	(800,756,753)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 2)	—	—	—	(281,640,000)

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN	(25,700,959)	(4,348,646)	2,338,639	(1,082,396,753)
Extraordinary gain, net of income tax expense of $80,296,256 (Note 4)	—	—	131,009,680	—

NET (LOSS) INCOME	(25,700,959)	(4,348,646)	133,348,319	(1,082,396,753)
DIVIDENDS ON PREFERRED STOCK	—	—	(2,545,617)	(4,661,236)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER	$(25,700,959)	$(4,348,646)	$130,802,702	$(1,087,057,989)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
The Predecessor Company

		Stockholder’s Equity (Deficit)

		Class A				Accumulated
		Common Stock				Other	Total
	Comprehensive			Paid in	Accumulated	Comprehensive	Stockholder’s
	Loss	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

DECEMBER 31, 2001		100	$1	$797,827,564	$(239,044,921)	$(14,219,250)	$544,563,394
Net loss	$(1,082,396,753)	—	—	—	(1,082,396,753)	—	(1,082,396,753)
Amounts related to hedge transitions reclassified into earnings, net of tax	12,595,376	—	—	—	—	12,595,376	12,595,376
Ineffective hedge transition reclassified into earnings, net of tax	643,751	—	—	—	—	643,751	643,751
Change in fair value of hedge transactions, net of tax	980,123	—	—	—	—	980,123	980,123

Total comprehensive loss	$(1,068,177,503)

Preferred stock dividends		—	—	—	(4,661,236)	—	(4,661,236)

DECEMBER 31, 2002		100	1	797,827,564	(1,326,102,910)	—	(528,275,345)
Net income	$133,348,319	—	—	—	133,348,319	—	133,348,319

Preferred stock dividends		—	—	—	(2,545,617)	—	(2,545,617)

AUGUST 18, 2003		100	$1	$797,827,564	$(1,195,300,208)	$—	$(397,472,643)

American Cellular Corporation

	Stockholder’s Equity

	Class A		Class B
	Common Stock		Common Stock				Total
					Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

FORMATION (JUNE 23, 2003)	—	$—	—	$—	$—	$—	$—
Capital contribution from acquisition	50	1	300	3	474,547,248	—	474,547,252
Dividend to parent	—	—	—	—	—	(14,900,000)	(14,900,000)
Net loss	—	—	—	—	—	(4,348,646)	(4,348,646)

DECEMBER 31, 2003	50	1	300	3	474,547,248	(19,248,646)	455,298,606
Net loss	—	—	—	—	—	(25,700,959)	(25,700,959)

DECEMBER 31, 2004	50	$1	300	$3	$474,547,248	$(44,949,605)	$429,597,647

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

			The Predecessor Company

		For the period from	For the period
		formation	from
	For the Year	(June 23, 2003)	January 1, 2003	For the Year
	Ended	to	to	Ended
	December 31, 2004	December 31, 2003	August 18, 2003	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(25,700,959)	$(4,348,646)	$2,338,639	$(813,574,954)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities —
Depreciation and amortization	83,309,989	28,647,386	43,590,974	66,745,545
Amortization of bond discount and financing costs	3,281,340	1,074,940	4,074,039	6,700,267
Deferred income taxes	(12,029,704)	(2,363,671)	1,418,796	(15,766,622)
Non-cash mandatorily redeemable preferred stock dividends	—	—	703,442	—
Cash used in operating activities of discontinued operations	—	—	—	(7,175,022)
Loss on ineffective hedge transaction	—	—	—	1,072,919
Impairment of goodwill	—	—	—	800,893,860
(Gain) loss on disposition on assets, net	(112,054)	—	—	18,463
Changes in current assets and liabilities —
Accounts receivable	(4,997,505)	11,002,840	(6,052,315)	5,002,838
Inventory	(1,401,803)	(342,624)	913,720	3,685,826
Interest receivable	(3,340)	—	814,090	—
Prepaid expenses and other	(265,121)	865,755	(551,559)	1,662,299
Accounts payable	(7,635,908)	(6,111,848)	(6,524,719)	(3,145,151)
Accrued expenses	945,609	18,760,741	(1,667,172)	(26,145,000)
Deferred revenue and customer deposits	499,360	1,274,951	(168,108)	(730,939)

Net cash provided by operating activities	35,889,904	48,459,824	38,889,827	19,244,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,369,105)	(41,410,297)	(35,951,078)	(48,798,472)
Cash acquired from acquisition of American Cellular	—	35,819,121	—	—
Change in receivable/payable-affiliates	13,254,262	(17,422,076)	9,738,668	(1,278,034)
Proceeds from sale of assets	233,402	—	14,409	—
Net proceeds from sale of discontinued operations	—	—	—	194,427,958
Receipt of funds held in escrow for contingencies on sold assets	4,168,615	—	4,112,154	—
Other investing activities	(93,490)	—	(80,431)	955,852

Net cash (used in) provided by investing activities	(21,806,316)	(23,013,252)	(22,166,278)	145,307,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	900,000,000	—	127,800,000
Repayments of long-term debt	—	(864,294,281)	(30,019,975)	(347,131,227)
Dividend to parent	—	(14,900,000)	—	—
Deferred financing costs	(99,876)	(18,830,624)	—	(1,817,007)
Maturities of restricted investments	—	83,600	33,250,000	66,500,000

Net cash (used in) provided by financing activities	(99,876)	2,058,695	3,230,025	(154,648,234)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,983,712	27,505,267	19,953,574	9,903,399
CASH AND CASH EQUIVALENTS, beginning of period	27,505,267	—	15,865,547	5,962,148

CASH AND CASH EQUIVALENTS, end of period	$41,488,979	$27,505,267	$35,819,121	$15,865,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$89,969,500	$7,460,123	$58,981,927	$153,476,700
Income taxes	$216,746	$142,991	$689,581	$3,572,175
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of assets from affiliates	$12,140	$—	$227,453	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The following Notes relate to both American Cellular (the “Company”) and the predecessor company of American Cellular (the “Predecessor Company”). The Predecessor Company was owned by a 50/50 joint venture between AT&T Wireless and Dobson Communications, however, on August 19, 2003, American Cellular was reorganized and became a wholly owned indirect subsidiary of Dobson Communications, as described below.
1. ORGANIZATION:
      ACC Escrow Corp, a wholly owned, indirect subsidiary of Dobson Communications Corporation, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the sale of $900.0 million senior notes, the proceeds of which were used in the Company’s restructuring. On August 19, 2003, ACC Escrow Corp. was merged into the Company, when the Company completed an exchange offer for its existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of the Company’s indebtedness and equity ownership. As part of the restructuring, holders of $681.9 million of the $700.0 million of notes tendered their notes. In exchange for the tendered notes, the old noteholders received from Dobson Communications 43.9 million shares of its Class A common stock, 681,900 shares of its Series F preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock, and $48.7 million in cash. In addition, Dobson Communications issued an additional 4,301 shares of its Series F preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly owned indirect subsidiary of Dobson Communications. However, as stated above, to provide a more comparable view of the Company’s consolidated financial statements, the Company has provided its consolidated financial statements and notes for the year ended December 31, 2004 and for the period from formation (June 23, 2003) through December 31, 2003, along with the consolidated financial statements and notes of the Predecessor Company. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.
      American Cellular Corporation, the Predecessor Company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries were acquired by ACC Acquisition LLC (the “Joint Venture”), an equally owned joint venture between Dobson Communications and AT&T Wireless.
Capital Resources and Growth
      On August 8, 2003, the Company and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The proceeds were used to pay down the Predecessor Company’s debt. The Predecessor Company had substantial indebtedness and debt service requirements and was subject to significant financial restrictions and limitations. At June 30, 2002 and continuing through August 18, 2003, the Predecessor Company was unable to satisfy all of the covenants under the credit facility. The Predecessor Company was unable to borrow under the credit facility to fund its ongoing operations, planned capital expenditures or other permissible uses.
      The Company’s ability to manage future growth will depend upon its ability to monitor operations, control costs and maintain effective quality controls, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company’s business could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
Cash and Cash Equivalents
      Cash and cash equivalents of $41.5 million at December 31, 2004, and $27.5 million at December 31, 2003, consist of cash and cash equivalents including all highly liquid investments with maturities at the date of purchase of three months or less, and the carrying amounts approximate fair value.
Restricted Cash and Investments
      Restricted cash and investments totaled $4.2 million at December 31, 2003, all of which consisted of an escrow to cover any future contingencies related to the Predecessor Company’s sale of Tennessee 4 RSA to Verizon Wireless during February 2002. As a result of having no further contingencies related to the Verizon Wireless transaction, the Company received the remaining $4.2 million during February 2004.
Allowance for Doubtful Accounts
      Allowance for doubtful accounts of $0.9 million at December 31, 2004, and $1.7 million at December 31, 2003, are based on a percentage of aged receivables. The Company reviews the allowance for doubtful accounts monthly.
Inventory
      The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.
Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $67.3 million for the year ended December 31, 2004, $22.7 million for the period from formation (June 23, 2003) through December 31, 2003, $37.5 million for the period from January 1, 2003 through August 18, 2003 and $57.0 million for the year ended December 31, 2002.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2004 and 2003:

	Useful
	Life	2004	2003

		($ in thousands)	($ in thousands)
Wireless systems and equipment	3-10	$246,138	$194,932
Buildings and improvements	5-40	13,244	12,001
Vehicles and other work equipment	3-10	180	144
Furniture and office equipment	5-10	6,443	5,977
Plant under construction		997	13,849
Land		1,046	1,046

Property, plant and equipment		268,048	227,949
Accumulated depreciation		(90,906)	(22,749)

Property, plant and equipment, net		$177,142	$205,200

Impairment of Long-Lived Assets
      The Company and the Predecessor Company evaluate the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company and the Predecessor Company to review the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset.
      As a result of technological advances, which led to the Company’s recent upgrade to GSM/ GPRS/ EDGE technology during 2004, the Company reassessed the useful lives and carrying values of its TDMA network assets during the fourth quarter of 2004. While no impairment was noted, this assessment did result in the reduction of its useful lives for these TDMA network assets. This reduction in the useful lives will result in an annual increase in depreciation expense totaling $1.8 million through 2007.
      The Company and the Predecessor Company evaluate the carrying value of their indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company and the Predecessor Company to evaluate the carrying value using its fair values, at least annually. To complete this evaluation, the Company and the Predecessor Company perform a comparison of the carrying amount of their wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company and the Predecessor Company’s policy to aggregate their wireless license acquisition costs. The Company and the Predecessor Company determine the fair value of their wireless license acquisition costs based on their estimated future discounted cash flows. Upon implementation of SFAS No. 142 during 2002, the Predecessor Company performed this comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. Based on the comparison, the Predecessor Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Predecessor Company recorded a charge in the first quarter of 2002, net of income tax benefit, of $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value. The Predecessor Company then assessed the carrying amount of its goodwill for possible impairment.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the Company to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, then the goodwill is not deemed to be impaired. If the estimated fair value does not exceed its carrying value, the second step of the impairment test is performed, which measures the amount of impairment loss. Based on these evaluations at June 30, 2002 and December 31, 2002, the Predecessor Company concluded that there were impairments of its goodwill. Therefore, the Predecessor Company recorded an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002. See Note 5 below. In addition, no further impairments in the Company and the Predecessor Company’s goodwill or its indefinite life intangible assets were required for the period from January 1, 2003 through August 18, 2003, for the period from formation (June 23, 2003) through December 31, 2003 or for the year ended December 31, 2004.
Wireless License Acquisition Costs
      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. In accordance with SFAS No. 142, which was effective January 1, 2002, the Company and the Predecessor Company test for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.
Goodwill
      In accordance with SFAS No. 142, the Company continues to tests for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.
Deferred Financing Costs
      Deferred financing costs consist primarily of fees incurred to issue long-term debt. Deferred financing costs are being amortized over the eight-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $2.4 million was recorded in 2004, $0.8 million in the period from formation (June 23, 2003) through December 31, 2003, $3.7 million from January 1, 2003 through August 18, 2003 and $6.0 million in 2002.
Customer List
      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years, which is based upon the Company’s historical and projected customer additions and reductions. Amortization expense of $16.0 million was recorded in 2004, $5.9 million in the period from formation (June 23, 2003) through December 31, 2003, $6.1 million from January 1, 2003 through August 18, 2003, and $9.8 million was in 2002. Based on the remaining expected life of the Company’s customer list, the remaining balance of $59.3 million will be amortized over the next four years. The future amortization expense is expected to be $16.0 million in 2005, 2006 and 2007 and $11.3 million in 2008.
Derivative Instruments and Hedging Activities
      The Company and the Predecessor Company account for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires the

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company and the Predecessor Company to record an asset or liability. All of the Predecessor Company’s derivatives that qualified for hedge accounting treatment were “cash flow” hedges.
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
Revenue Recognition
      The Company and the Predecessor Company recognize service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $2.0 million as of December 31, 2004, and $2.5 million as of December 31, 2003, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred and are included in marketing and selling costs.
Advertising Costs
      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations. Advertising costs amounted to $14.2 million for the year ended December 31, 2004, $4.6 million for the period from formation (June 23, 2003) through December 31, 2003, $6.5 million for the period from January 1, 2003 through August 18, 2003 and $13.4 million for the year ended December 31, 2002.
Income Taxes
      The Company is included in a consolidated income tax return with its parent, Dobson Communications, while the Predecessor Company filed its own consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
Disposal of Long-Lived Assets
      The Company and the Predecessor Company account for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations, described in Note 3, are reflected in the consolidated financial statements as “Loss from Discontinued Operations.”

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Use of Estimates
      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of intangible assets; valuation allowances for receivables and inventories; obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.
Significant Concentrations
      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. The percentage of the Company and the Predecessor Company’s roaming revenue earned from two wireless carriers was approximately 85% during the year ended December 31, 2004, 76% for the combined year ended December 31, 2003 and 67% for the year ended December 31, 2002.
Recently Issued Accounting Pronouncements
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
      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company adopted EITF 00-21 in July 2003 with no material impact on its financial condition or operations.
      At the September 29-30, 2004 meeting of the EITF, the SEC Staff announced Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, intangible assets should be separately and directly valued and the resulting fair value recognized. The Company and the Predecessor Company have used the “start-up” method to determine the fair value of its licenses. As a result, the Company and the Predecessor Company’s financial condition or results was not impacted by the implementation of EITF Topic D-108.
3. DISCONTINUED OPERATIONS:
      On February 8, 2002, the Predecessor Company completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
pay down bank debt. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Predecessor Company’s consolidated financial statements as discontinued operations.
      The consolidated financial statements have been reclassified for all periods presented to reflect the Tennessee 4 RSA operations as discontinued operations. The net loss from discontinued operations was classified on the consolidated statement of operations as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

The Predecessor Company

Year Ended
December 31, 2002

($ in thousands)
Operating revenue	$2,319
Loss before income taxes	(1,090)
Income tax benefit	436
Loss from discontinued operations	(654)
      The long-term debt of the Predecessor Company was at the consolidated level, and was not reflected by each individual market. Thus, the Predecessor Company had allocated a portion of interest expense to the discontinued operations based on Tennessee 4 RSA’s pro rata population coverage, to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to these operations was $1.0 million for the year ended December 31, 2002.
      The Predecessor Company completed the sale of Tennessee 4 RSA on February  8, 2002, and recorded operating losses totaling $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling $13.5 million, net of tax expense.
4. LONG-TERM DEBT:
      The Company’s long-term debt consisted of the following:

	December 31,

	2004	2003

	($ in thousands)
9.5% senior subordinated notes	$13,774	$12,851
10.0% senior notes	900,000	900,000

Total debt	913,774	912,851
Less-current maturities	—	—

Total long-term debt	$913,774	$912,851

The Company’s Senior Notes
      On August 8, 2003, ACC Escrow Corp. completed the sale of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Company may, at its option, redeem, with a premium that begins at 110% and declines to 100%, for some or all of the notes at any time on or after August 1, 2007. Prior to August 1, 2006, the Company may, at its option, use the proceeds of certain equity

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
offerings to redeem at a premium of 110%, a portion of the outstanding notes as long as at least $600.0 million in aggregate principal amounts of the notes remain outstanding immediately after the redemption.
      The indenture for American Cellular’s 10.0% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of American Cellular and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting its restricted subsidiaries;

•	issue and sell capital stock of its restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.
Minimum Future Payments
      The Company’s 9.5% senior subordinated notes do not begin to come due until 2008 and the Company’s 10.0% senior notes do not begin to become due until 2011.
Debt of and from Predecessor Company
      During 2001, the Predecessor Company issued $700.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the Company’s restructuring, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of Dobson Communications’ Class A common stock, and 681,900 shares of Dobson Communications’ Series F preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock. There remains outstanding $18.1 million principal amount of American Cellular’s 9.5% senior subordinated notes.
      As a result of acquiring $681.9 million of the $700.0 million of senior subordinated notes for a value totaling $470.6 million, the Predecessor Company recognized an extraordinary gain of $131.0 million, net of tax for the period from July 1, 2003 through August 18, 2003.
      In addition, as part of the restructuring, as discussed in Note 1, the Predecessor Company repaid all amounts outstanding under its credit facility totaling $864.3 million.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL IMPAIRMENT:
      Based on factors and circumstances impacting the Predecessor Company and the business climate in which it operated, as of June 30, 2002, the Predecessor Company determined that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors included the non-compliance with the Predecessor Company’s total leverage ratio covenant in its senior credit facility, which gave the Predecessor Company’s lenders the right to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, the Predecessor Company’s business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of the Predecessor Company’s wireless license acquisition costs and goodwill, the Predecessor Company concluded that the fair value of its wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on its goodwill, the Predecessor Company concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, the Predecessor Company determined that its carrying value of its goodwill exceeded its fair value. In accordance with SFAS 142, the Predecessor Company proceeded with determining the implied fair value of its goodwill and based on a comparison of the implied fair value of its goodwill to its carrying amount, the Predecessor Company recorded an impairment loss totaling $377.0 million.
      In addition, during fourth quarter 2002, the Predecessor Company continued to have factors impacting its business for which a re-evaluation was necessary. The Predecessor Company continued to not be in compliance with its total leverage ratio covenant on its senior credit facility, which had given its lender’s the right to accelerate the repayment of the entire amount outstanding under its senior credit facility. Based on these discussions and other factors, including an increase in a risk-based discount factor, the Predecessor Company determined that its goodwill continued to be impaired based on current enterprise valuations. Therefore, the Predecessor Company recorded an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.
      The Company’s annual evaluations during 2003 and 2004 were completed and no impairment losses on its goodwill or its wireless license acquisition costs were required.
6. ACQUISITION BY DOBSON COMMUNICATIONS:
      On August 19, 2003, as described above, the Company was a party to the restructuring of the Company’s indebtedness and equity ownership. Upon consummation of the restructuring, the Company became a wholly owned indirect subsidiary of Dobson Communications.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The purchase price of the Company by Dobson Communications and the allocation of the acquired assets and assumed liabilities (including fees paid in the transaction) for the Company are as follows:

($ in millions, except share price)

Calculation and allocation of purchase price:
Share of Dobson Communications common stock issued	44.2
Market price of Dobson Communications common stock	$6.84

Fair value of common stock issued	$302.0
Plus fair value of Dobson Communications convertible preferred stock issued	122.5
Plus cash paid to the Company’s noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by Dobson Communications:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	169.4

Total purchase price plus liabilities assumed	$1,632.0

Plus fair value of assets acquired by Dobson:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (none deductible for income taxes)	572.1

Total fair value of assets acquired	$1,632.0

      As a result of Dobson Communication paying $474.5 million in common stock, preferred stock and cash, and assuming the Company’s liabilities totaling $1,157.5 million, the fair market value of the assets acquired by Dobson Communications was established at $1,632.0 million. The value of the 44.2 million shares of common stock was determined based on the average market price of Dobson’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. The preferred stock was valued at its negotiated price.
      To determine the purchase price allocation and the resulting recognition of goodwill, Dobson Communications analyzed all of the assets acquired. They reviewed the carrying value of the current assets and the property, plant and equipment and determined that the carrying value approximated the fair market value. In their review of the Wireless licenses acquisition costs and Customer lists they determined that the fair values exceeded the prior carrying values and adjusted them accordingly. They completed the valuation of the Wireless licenses acquisition costs during the fourth quarter of 2003, resulting in an increase of $100 million to the Company’s Wireless licenses acquisition costs. As for the Customer lists, they reviewed the Company’s customer base and considered several factors, including the cost of acquiring customers, the average length of

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contracts with these customers and the average revenue that they could provide, and increased the value by $65.6 million to $80.0. Finally, the deferred financing costs represent the costs associated with financing the acquisition of the Company and issuing the Company’s new 10.0% senior notes.
      The Company’s remaining equity interest was acquired by Dobson Communications to continue the combined strategy of owning rural and suburban wireless telecommunication service areas. Dobson Communications previously managed the operations of the Company under an arrangement with its joint venture partner.
      Prior to the restructuring, the Company had net operating loss, or NOL, carryforwards of approximately $375.0 million. The restructuring transactions resulted in the reduction of those NOL carryforwards by approximately $225.0 million. After the restructuring, approximately $150.0 million of NOL carryforwards remained available to the Company. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code, or I.R.C. Section 382 and the regulations thereunder. This ownership change, limits the amount of previously generated NOL carryforwards that the Company can utilize to offset future taxable income. The Company has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of the Company will be realized prior to their expiration.
7. LEASES, COMMITMENTS AND CONTINGENCIES:
Leases
      The Company has numerous operating leases; these leases are primarily for its retail stores, cell site towers and their locations, and vehicles. Future minimum lease payments required under these operating leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2004, are as follows:

($ in thousands)

2005	$16,702
2006	14,288
2007	11,111
2008	8,389
2009	6,291
2010 and thereafter	8,325
      Lease expense under the above leases was $16.8 million for the year ended December 31, 2004, $5.7 million for the period from formation (June 23, 2003) through December 31, 2003, $9.4 million for the period from January 1, 2003 through August 18, 2003 and $14.2 million for the year ended December 31, 2002.
Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of December 31, 2004, $9.1 million of this commitment has been fulfilled.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingencies
      The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.
8. REDEEMABLE PREFERRED STOCK:
      The Predecessor Company recorded preferred stock dividends of $3.2 million for the period from January 1, 2003 through August 18, 2003. As a result of implementing SFAS No. 150 on July 1, 2003, dividends on the Predecessor Company’s mandatorily redeemable preferred stock began being presented as a financing expense, including in the Predecessor Company’s net income. As a result of mid-year implementation, for the period from January 1, 2003 through August 18, 2003, dividends on the Predecessor Company’s mandatorily redeemable preferred stock are presented as both a financing expense, included in the Predecessor Company’s net income, and as an item below the Predecessor Company’s net income. Therefore, $0.7 million of the $3.2 million of preferred stock dividends are recorded in determining net income on the statement of operations as a financing expense titled, “dividends on mandatorily redeemable preferred stock,” for the period from January 1, 2003 through August 18, 2003. The Predecessor Company recorded mandatorily redeemable preferred stock dividends of $4.7 million for the year ended December 31, 2002, which are included after the Predecessor Company’s net loss. As a result of the Company’s acquisition by Dobson Communication on August 19, 2003, these shares of preferred stock were cancelled, leaving none outstanding at December 31, 2003 or 2004.
9. STOCKHOLDER’S EQUITY:
      On August 19, 2003, the Company received a $474.5 million capital contribution from its parent company Dobson Communications. This contribution consisted of cash, preferred stock and common stock. See Note 6.
10. EMPLOYEE BENEFIT PLANS:
      Since May 2000, all employees are employed by the Company’s parent, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.4 million for the year ended December 31, 2004, $0.4 million for the combined year ended December 31, 2003 and $0.3 million for the year ended December 31, 2002 and were recorded as general and administrative expenses in the accompanying statements of operations.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. TAXES:
      The benefit (expense) for income taxes for the year ended December 31, 2004, from formation (June 23, 2003) through December 31, 2003, from January 1, 2003 through August 18, 2003 and the year ended December 31, 2002 was as follows:

			The Predecessor Company

		For the period	For the period
		from formation	from
		(June 23, 2003)	January 1, 2003
	Year Ended	through	through	Year Ended
	December 31, 2004	December 31, 2003	August 18, 2003	December 31, 2002

	($ in thousands)
Federal income taxes — deferred	$10,555	$2,385	$(1,667)	$12,226
State income taxes (current and deferred)	1,050	280	(294)	2,157

Total income tax benefit (expense)	$11,605	$2,665	$(1,961)	$14,383

      The benefit (expense) for income taxes for the year ended December 31, 2004, from formation (June 23, 2003) through December 31, 2003, from January 1, 2003 through August 18, 2003 and the year ended December 31, 2002 differ from amounts computed at the statutory rate as follows:

			The Predecessor Company
		For the period
		from formation	For the period
		(June 23, 2003)	from January 1,
	Year Ended	through	2003 through	Year Ended
	December 31, 2004	December 31, 2003	August 18, 2003	December 31, 2002

	($ in thousands)
Income taxes at statutory rate	$13,057	$2,385	$(1,461)	$281,506
State income taxes, net of Federal income tax effect	878	280	(258)	49,677
Goodwill amortization, for which no benefit is recognized	—	—	—	(316,737)
Valuation allowance	(3,868)	—	—	—
Other, net	1,538	—	(242)	(63)

Total income tax benefit (expense)	$11,605	$2,665	$(1,961)	$14,383

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2004 and 2003, were as follows:

	December 31, 2004	December 31, 2003

	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$359	$651
Accrued liabilities	3,848	5,057

Net current deferred income tax asset	4,207	5,708

Noncurrent deferred income taxes:
Fixed assets	(36,118)	(31,056)
Intangible assets	(217,158)	(204,438)
Tax credits and carryforwards	96,912	66,332
Valuation allowance	(3,868)	—

Net noncurrent deferred income tax liability	(160,232)	(169,162)

Total net deferred income tax liability	$(156,025)	$(163,454)

      At December 31, 2004, the Company had NOL carryforwards of approximately $220 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2019.
      The Company periodically reviews the need for a valuation allowance against deferred tax assets. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has provided a valuation allowance for certain of its deferred tax assets, including certain state NOL carryforwards. The valuation allowance increased to $3.9 million in 2004 and was reflected in the Company’s loss from continuing operations.
12. RELATED PARTY TRANSACTIONS:
      In addition to the transaction described in Note 6, the Company had a payable due to related parties totaling $6.2 million at December 31, 2004, and a receivable due from related parties totaling $7.1 million at December 31, 2003. The amounts represent expenditures and expense allocations made by or revenue received by Dobson Communications on behalf of the Company.
      Dobson Communications, the Company’s parent, provides certain services to the Company. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers. Shared costs allocated to the Company from Dobson Communications were $28.6 million for the year ended December 31, 2004, $8.4 million for the period from formation (June 23, 2003) through December 31, 2003, $12.3 million for the period from January 1, 2003 through August 18, 2003 and $17.1 million for the year ended December 31, 2002. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on the Company’s behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to the Company’s operations, totaling $45.0 million for the year ended December 31, 2004, $15.7 million for the period from formation (June 23, 2003) through December 31, 2003, $26.5 million from January 1, 2003 through August 18, 2003 and $42.9 million for the year ended December 31, 2002.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The Company also has various equipment lease agreements and asset sharing agreements with Dobson Cellular Systems. These agreements provide for the leasing, sharing or other use of telecommunications equipment and facilities, including, without limitation, switches, buildings, computer equipment, computer software, office equipment, furniture, vehicles, land, leasehold improvements and other communications equipment between the Company and the other parties to the agreements. The Company believes the terms of these agreements are at least as favorable to the Company as could be obtained from unaffiliated third parties.
      Aggregate expenses are generally allocated under these agreements based on either a fixed fee or the greater of a minimum specified fee or usage. The Company’s aggregate expenses under these agreements were $7.0 million for the year ended December 31, 2004 and $6.2 million for the year ended December 31, 2003 on a combined basis.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS:
      Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturities.
      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		($ in thousands)
Restricted cash and investments	$—	$—	$4,165	$4,165
9.5% ACC senior notes	13,774	11,880	12,851	13,044
10.0% ACC senior notes	900,000	776,250	900,000	999,000
14. SUBSEQUENT EVENT:
      In March 2005, the Company announced an agreement to sell and leaseback 204 of its cellular towers with GTP for $35.1 million. Subject to customary closing conditions, the transaction is expected to close sometime later in 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No items to report.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any changes in our internal control over financial reporting in the fourth quarter of 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information omitted in accordance with General Instruction I (2) (c).

Item 11.	Executive Compensation
      Information omitted in accordance with General Instruction I (2) (c).

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information omitted in accordance with General Instruction I (2) (c).

Item 13.	Certain Relationships and Related Transactions
      Information omitted in accordance with General Instruction I (2) (c).

Item 14.	Principal Accountants Fees and Services
      We are a wholly owned indirect subsidiary of Dobson Communications and Dobson Communications incurs all accounting fees and services on our behalf. All general and administrative costs, are allocated to us by Dobson Communications based on the estimated subscribers and populations in our respective licensed areas. Therefore, the following fees represent our estimate of Dobson Communications’ allocation of accounting fees and services for the fiscal years ended December 31, 2004 and 2003 by KPMG LLP, our principal accounting firm for external auditing.

	Year Ended
	December 31,

	2004	2003

	($ in thousands)
Audit fees	$374	$284
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees(a)	$374	$284

(a)	All fees have been approved by the audit committee of Dobson Communications.
Auditor Fees Pre-Approval Policy
      In November 2002, the audit committee of Dobson Communications adopted a formal policy concerning approval of audit and non-audit services. The policy requires pre-approval of all audit and non-audit services to be provided to Dobson Communications and its subsidiaries, including us; provided that, the Dobson Communications Audit Committee may establish guidelines for (i) the delegation of authority for pre-approval to a single member of the Committee and/or (ii) establishing a de minimis exception in accordance with applicable laws and regulations.
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

8. Legal services and expert services unrelated to the audit; and

9. Any other service that the audit committee of Dobson Communications determines is impermissible.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) The following consolidated financial statements of American Cellular Corporation are included in Item 8:

American Cellular Corporation and Subsidiaries (And The Predecessor Company)
      Report of Independent Registered Public Accounting Firm
      Report of Independent Registered Public Accounting Firm (the Predecessor Company)
      Consolidated balance sheets as of December 31, 2004 and 2003.

Consolidated statements of operations for the year ended December 31, 2004, from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002.
Consolidated statements of stockholder’s equity (deficit) for the year ended December 31, 2004, from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002.
Consolidated statements of cash flows for the year ended December 31, 2004, from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002.
      Notes to consolidated financial statements.
      All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.	1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4		ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.	1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1*		License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10.2*		Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.2.	1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.2.	2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004	(8)[10.1.2]
10.3*		InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(3)[10.13]
10.4*		Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.5*		Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.6*		GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.7*		Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.8		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.9		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.10		Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.11		Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(9)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer	(9)

Exhibit		Method of
Numbers	Description	Filing

32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(9)
32.2	Section 1350 Certification by our Chief Financial Officer.	(9)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2005.

American Cellular Corporation

By	/s/ Everett R. Dobson

Everett R. Dobson
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities on March 16, 2005.

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

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.	1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4		ByLaws of ACC Lease Co., Inc.	(7)[3.4]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.1.	1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10.1*		License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10.2*		Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10.2.	1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10.2.	2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004	(8)[10.1.2]
10.3*		InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(3)[10.13]
10.4*		Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10.5*		Roaming Agreement for GSM/ GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10.6*		GSM/ GPRS/ EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10.7*		Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.8		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.9		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.10		Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.11		Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(9)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer	(9)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(9)
32.2		Section 1350 Certification by our Chief Financial Officer.	(9)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed herewith.