Form 10-Q
period 2005-03-31
AMERICAN CELLULAR CORP /DE/
filed 2005-05-10
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☐
      The registrant is not subject to filing requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligations.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 6, 2005 there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,944,292	$41,488,979
Accounts receivable, net	36,261,878	40,412,508
Inventory	3,484,755	5,153,250
Deferred tax assets	3,968,000	4,207,000
Prepaid expenses	3,386,877	2,858,438

Total current assets	82,045,802	94,120,175

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	168,462,724	177,141,717

OTHER ASSETS:
Wireless license acquisition costs	669,168,756	669,168,756
Goodwill	572,113,347	572,113,347
Deferred financing costs, net	15,194,163	15,784,770
Customer list, net	55,253,333	59,253,333
Other non-current assets	729,790	696,846

Total other assets	1,312,459,389	1,317,017,052

Total assets	$1,562,967,915	$1,588,278,944

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,056,655	$10,297,625
Accounts payable — affiliates	9,132,256	6,182,755
Accrued expenses	7,838,245	13,140,622
Accrued interest payable	15,797,657	37,867,260
Deferred revenue and customer deposits	12,965,864	13,026,284

Total current liabilities	63,790,677	80,514,546

OTHER LIABILITIES:
Long-term debt, net (Note 3)	914,028,570	913,773,624
Deferred tax liabilities	156,657,489	160,231,500
Other non-current liabilities	4,161,627	4,161,627
Commitments (Note 4)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(50,217,700)	(44,949,605)

Total stockholder’s equity	424,329,552	429,597,647

Total liabilities and stockholder’s equity	$1,562,967,915	$1,588,278,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2005	2004

	(Unaudited)
OPERATING REVENUE:
Service revenue	$86,558,291	$77,372,582
Roaming revenue	22,518,722	18,112,996
Equipment and other revenue	5,008,491	4,423,881

Total operating revenue	114,085,504	99,909,459

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	29,618,633	22,148,365
Cost of equipment	11,658,321	10,124,095
Marketing and selling	14,372,904	13,214,896
General and administrative	21,241,241	22,044,256
Depreciation and amortization	21,255,302	20,230,711

Total operating expenses	98,146,401	87,762,323

OPERATING INCOME	15,939,103	12,147,136
OTHER EXPENSE:
Interest expense	(23,783,598)	(23,675,438)
Other expense, net	(652,434)	(350,157)

LOSS BEFORE INCOME TAXES	(8,496,929)	(11,878,459)
Income tax benefit	3,228,834	4,513,815

NET LOSS	$(5,268,095)	$(7,364,644)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,268,095)	$(7,364,644)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	21,255,302	20,230,711
Amortization of bond premium and deferred financing costs	845,553	804,138
Deferred income taxes	(3,335,011)	(4,677,590)
Loss (gain) on disposition on assets, net	6,195	(5,700)
Changes in current assets and liabilities —
Accounts receivable	4,150,630	5,329,369
Inventory	1,668,495	(387,216)
Prepaid expenses and other	(528,439)	(574,052)
Accounts payable	7,759,030	3,634,124
Accrued expenses	(27,371,980)	(19,927,139)
Deferred revenue and customer deposits	(60,420)	(309,299)

Net cash used in operating activities	(878,740)	(3,247,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,588,089)	(15,253,588)
Change in receivable/payable — affiliates	2,951,586	6,659,124
Receipt of funds held in escrow for contingencies on sold assets	—	4,168,615
Other investing activities	(29,444)	(7,545)

Net cash used in investing activities	(5,665,947)	(4,433,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities	—	(50,237)

Net cash used in financing activities	—	(50,237)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,544,687)	(7,730,929)
CASH AND CASH EQUIVALENTS, beginning of period	41,488,979	27,505,267

CASH AND CASH EQUIVALENTS, end of period	$34,944,292	$19,774,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (received from) —
Interest	$45,009,213	$43,250,000
Income taxes	$(29,975)	$246,503
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$2,085	$2,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
      The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2004 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

1.	Organization
      The Company, through its predecessors, was organized in 1998 to acquire the operations of PriCellular and adopted its current organizational structure in 2003, when the Company became a wholly owned indirect subsidiary of Dobson Communications Corporation. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

2.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the three months ended March 31, 2005 and 2004 total $17.3 million and $16.2 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	March 31,	December 31,
	2005	2004

	($ in thousands)
Gross property, plant and equipment	$276,617	$268,048
Accumulated depreciation	(108,154)	(90,906)

Property, plant and equipment, net	$168,463	$177,142

3.	Long-Term Debt
      The Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004

	($ in thousands)
9.5% senior subordinated notes	$14,029	$13,774
10.0% senior notes	900,000	900,000

Total long-term debt	$914,029	$913,774

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments and Contingencies
      Commitments. The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, with an Enhanced Data for Mobile Communications, or EDGE, related products and services prior to June 9, 2007. This obligation is the Company’s share of a total $90 million commitment of the Company’s parent, Dobson Communications Corporation. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of March 31, 2005, $12.7 million of this commitment has been fulfilled.
      Contingencies. The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our December 31, 2004 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our condensed consolidated financial statements and the notes thereto included in Item 1.
OVERVIEW
      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.
      ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications Corporation and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications Corporation and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned indirect subsidiary of Dobson Communications Corporation.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with U.S. general accepted accounting principles, or GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2004.
      In preparing our consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities and the amount and timing of revenue and expenses we recognize for and during the reporting period. Actual results may differ from estimates.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	March 31,

	2005	2004

Market population(1)	5,069,900	4,997,000
Ending subscribers	700,100	708,400
Market penetration(2)	13.8%	14.2%
Gross subscriber additions	51,500	43,600
Average subscribers	705,100	708,800
Average monthly service revenue per subscriber(3)	$41	$36
Average monthly post-paid churn(4)	2.5%	1.8%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our rural service areas, or RSAs, and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the periods indicated:

	Three Months Ended
	March 31,		Percentage
			Changes
	2005	2004	05 vs. 04

	($ in thousands)
Operating revenue:
Service revenue	$86,558	$77,372	11.9%
Roaming revenue	22,519	18,113	24.3%
Equipment and other revenue	5,008	4,424	13.2%

Total operating revenue	114,085	99,909	14.2%

Operating expenses:
Cost of service (exclusive of depreciation and amortization items shown separately below)	29,619	22,148	33.7%
Cost of equipment	11,658	10,124	15.2%
Marketing and selling	14,373	13,215	8.8%
General and administrative	21,241	22,044	(3.6)%
Depreciation and amortization	21,255	20,231	5.1%

Total operating expenses	98,146	87,762	11.8%

Operating income	15,939	12,147	31.2%
Interest expense	(23,784)	(23,675)	0.5%
Other expense, net	(652)	(350)	86.3%

Loss before income taxes	(8,497)	(11,878)	28.5%
Income tax benefit	3,229	4,513	*

Net loss	$(5,268)	$(7,365)	28.5%

*	Calculation is not meaningful

Subscribers
      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At March 31, 2005, post-paid subscribers accounted for 90.8% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At March 31, 2005, the reseller base accounted for 7.0% of our total subscriber base. Our pre-paid subscribers, which at March 31, 2005 accounted for 2.2% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      During the three months ended March 31, 2005, we experienced a small increase in our gross subscriber additions. Although our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology and increased products offered to the consumer, our deployment of GSM/ GPRS/ EDGE in our networks during 2004 has helped this decline to level off and even result in growth in our gross subscriber additions in the first quarter of 2005 compared to the first quarter of 2004. For the three months ended March 31, 2005, GSM subscribers accounted for 35.0% of our subscriber base, compared to 1.4% for the three months ended March 31, 2004.
      Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges with operating both a TDMA and GSM/GPRS/EDGE network. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Secondly, Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
      Service revenue. We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. During the three months ended March 31, 2004, this decline in revenue per minute had not been completely offset by increases in average minutes-of-use and, as a result, our average monthly service revenue per subscriber decreased. However, for the past year, we have experienced growth in our average monthly service revenue per subscriber. Also, we believe there is a continued opportunity throughout 2005 for our average monthly service revenue per subscriber to continue to increase from current levels, primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology.
      For the three months ended March 31, 2005, our service revenue increased compared to the three months ended March 31, 2004. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber, as our subscribers continue to migrate to our GSM/ GPRS/ EDGE offerings.
      Roaming revenue. We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.14 for the three months ended March 31, 2005 compared to $0.15 for the three months ended March 31, 2004. We expect our roaming yield to continue to decline throughout 2005. Even though our significant roaming contracts have provided for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.
      For the three months ended March 31, 2005, our roaming revenue increased compared to the three months ended March 31, 2004. When comparing 2005 to 2004, our roaming minutes increased 26.3% due to expanded coverage areas and increased usage, however it was partially offset by a 1.6% decrease in roaming revenue per minute-of-use.
      Equipment and other revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer.
      For the three months ended March 31, 2005, our equipment and other revenue increased compared to the three months ended March 31, 2004. This increase in our equipment and other revenue was due to an increase in activation fees charged to customers, an increase in gross subscriber additions and an increase in the number of customers upgrading to new rate plans and purchasing new handsets.

Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
      Cost of service. Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well, as a result of a decrease in rates charged by third-party providers. While future rates charged by third party providers may continue to decrease, we expect growth in our minutes-of-use to offset these decreases as a result of more usage and the continued build-out of our wireless network. Therefore, we expect our roaming costs to continue to increase in future periods. In addition, as a result of the sale and leaseback of certain of our towers announced in March 2005, we expect our total cost of service to increase in future periods.
      The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2005		2004

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$18,935	63.9%	$13,984	63.1%
Roaming costs	10,684	36.1%	8,164	36.9%

Total cost of service	$29,619	100.0%	$22,148	100.0%

      For the three months ended March 31, 2005, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased compared to the three months ended March 31, 2004. This increase is a result of adding new circuits and cell sites related to our new GSM/ GPRS/ EDGE network, as well as increasing costs as a result of providing a higher level of service features, such as handset insurance and ring tones.
      For the three months ended March 31, 2005, roaming costs increased compared to the three months ended March 31, 2004. When comparing 2005 to 2004, this increase was the result of a 36.3% increase in the minutes used by our customers on third-party wireless providers networks, offset by a 4.0% decrease in roaming costs per minute-of-use as contractual rates were lower in the first quarter of 2005 compared to the same period in 2004.
      Cost of equipment. Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from increases in the number of wireless subscribers and from higher-

priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during 2005.
      For the three months ended March 31, 2005, our cost of equipment increased compared to the three months ended March 31, 2004. When comparing 2005 to 2004, cost of equipment increased due to an increase in the average cost of handsets sold to customers, an increase in the number of customers upgrading to new rate plans and purchasing new handsets and an increase in gross subscriber additions. As previously noted, many of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans.
      Marketing and selling costs. Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three months ended March 31, 2005, our marketing and selling costs increased compared to the three months ended March 31, 2004. The increase was due to an increase in advertising costs spent to promote our GSM/ GPRS/ EDGE rate plans along with an increase in commissions paid as a result of an increase in gross subscriber additions.
      General and administrative expenses. Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three months ended March 31, 2005, our general and administrative costs slightly decreased compared to the three months ended March 31, 2004. This decrease is a result of efficiencies gained from centralized administrative functions.
      Depreciation and amortization. Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During 2005, we expect increases in depreciation and amortization as a result of newly acquired or constructed assets will mostly be offset as older assets become fully depreciated.
      For the three months ended March 31, 2005, our depreciation and amortization expense increased compared to the three months ended March 31, 2004. The increases were the result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM/ GPRS/ EDGE network build-out.

Non-Operating Results
      Interest expense. For the three months ended March 31, 2005, our interest expense remained fairly constant compared to the three months ended March 31, 2004. This is the result of fixed interest rates on all of our outstanding debt.
LIQUIDITY AND CAPITAL RESOURCES
      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the sale of debt securities and infusions of equity capital from our parent company, Dobson Communications Corporation. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements and expenditures may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.
      We currently expect that we may have to refinance our 10.0% senior notes at final maturity in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, Dobson Communications Corporation, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a material adverse effect on our business and financial condition.

Working Capital and Net Cash Flow
      At March 31, 2005, we had working capital of $18.3 million, a ratio of current assets to current liabilities of 1.3:1 and an unrestricted cash balance of $34.9 million which compares to working capital of $13.6 million, a ratio of current assets to current liabilities of 1.2:1 and an unrestricted cash balance of $41.5 million at December 31, 2004.
      Our net cash used in operating activities totaled $0.9 million for the three months ended March 31, 2005, compared to $3.2 million for the three months ended March 31, 2004. The decrease from 2004 to 2005 was primarily due to a $2.1 million decrease in our net loss and changes in our current assets and liabilities. For additional analysis of the changes impacting net loss, see “Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income.
      We used cash in investing activities for the three months ended March 31, 2005 and 2004. Investing activities are primarily related to capital expenditures, acquisitions and sales of markets. We generally use cash in investing activities. Our capital expenditures were $8.6 million for the three months ended March 31, 2005 compared to $15.3 million for the three months ended March 31, 2004. During 2005, we expect capital expenditures to remain fairly constant with 2004 amounts as a result of the continued development and improvement of our GSM/ GPRS/ EDGE wireless networks.
      We used cash in financing activities for the three months ended March 31, 2004. Financing activities are primarily related to proceeds from long-term debt, repayments of long-term debt, deferred financing costs associated with long-term debt and purchase of debt and equity securities. For future expected payments of long-term debt, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Capital Resources
      On August 8, 2003, we and ACC Escrow Corp., a wholly owned, indirect subsidiary of Dobson Communications Corporation, completed a private offering of $900.0 million aggregate principle amount of 10.0% senior notes due 2011. These senior notes were issued at par. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. Dobson Communications Corporation and Dobson Cellular Systems Inc. are not guarantors of these senior notes.
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

Tower Sale
      We have entered into an agreement to sell 204 towers to Global Towers, LLC for $35.1 million and then lease them back under a lease with an initial ten-year term. These leases are expected to be accounted for as operating leases. This transaction is subject to the satisfaction of customary closing conditions.

Capital Expenditures and Commitments
      Our capital expenditures were $8.6 million for the three months ended March 31, 2005. We expect to spend amounts comparable to the 2004 capital expenditures during 2005 as we continue to develop and improve our GSM/ GPRS/ EDGE wireless network.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. This obligation is our share of a total $90 million commitment of our parent Company, Dohson Communications Corporation. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of March 31, 2005, $12.7 million of this commitment has been fulfilled.
      We have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At March 31, 2005, we were not involved with any derivatives or other financial instruments, and all of our outstanding long-term debt bore interest at fixed rates.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10	.1*	Equity Interest Purchase Agreement dated March 14, 2005 by and between Global Tower, LLC and American Cellular Corporation	(1)
31.1		Rule 15d-14(a) Certification by our principal executive officer	(1)
31.2		Rule 15d-14(a) Certification by our principal financial officer	(1)
32.1		Section 1350 Certification by our principal executive officer	(1)
32.2		Section 1350 Certification by our principal financial officer	(1)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cellular Corporation
Date: May 10, 2005

/s/ Everett R. Dobson

Everett R. Dobson
Chairman of the Board and
principal executive officer
Date: May 10, 2005

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President,
Chief Financial Officer and
principal financial officer

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

10	.1*	Equity Interest Purchase Agreement dated March 14, 2005 by and between Global Tower, LLC and American Cellular Corporation	(1)
31.1		Rule 15d-14(a) Certification by our principal executive officer	(1)
31.2		Rule 15d-14(a) Certification by our principal financial officer	(1)
32.1		Section 1350 Certification by our principal executive officer	(1)
32.2		Section 1350 Certification by our principal financial officer	(1)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed herewith.