Form 10-Q
period 2005-06-30
AMERICAN CELLULAR CORP /DE/
filed 2005-08-15
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐          No ☑
      As of August 5, 2005, there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,996,800	$41,488,979
Accounts receivable, net	46,864,162	40,412,508
Inventory	4,401,406	5,153,250
Deferred tax assets	5,184,000	4,207,000
Prepaid expenses	2,812,477	2,858,438

Total current assets	145,258,845	94,120,175

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	162,357,597	177,141,717

OTHER ASSETS:
Restricted assets	22,062	—
Wireless license acquisition costs	669,168,756	669,168,756
Goodwill	572,113,347	572,113,347
Deferred financing costs, net	14,608,843	15,784,770
Customer list, net	51,253,333	59,253,333
Assets held for sale	97,158	—
Other non-current assets	681,044	696,846

Total other assets	1,307,944,543	1,317,017,052

Total assets	$1,615,560,985	$1,588,278,944

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,373,156	$10,297,625
Accounts payable — affiliates	9,122,337	6,182,755
Accrued expenses	10,551,527	13,140,622
Accrued interest payable	37,863,006	37,867,260
Deferred revenue and customer deposits	13,134,367	13,026,284

Total current liabilities	88,044,393	80,514,546

OTHER LIABILITIES:
Long-term debt, net (Note 3)	914,283,516	913,773,624
Deferred tax liabilities	158,318,470	160,231,500
Deferred gain on disposition of operating assets and other non-current liabilities	30,104,244	4,161,627
Commitments (Note 4)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(49,736,890)	(44,949,605)

Total stockholder’s equity	424,810,362	429,597,647

Total liabilities and stockholder’s equity	$1,615,560,985	$1,588,278,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$90,849,524	$79,828,103	$177,407,815	$157,200,685
Roaming revenue	26,164,463	21,400,770	48,683,185	39,513,766
Equipment and other revenue	5,938,037	5,664,984	10,946,528	10,088,865

Total operating revenue	122,952,024	106,893,857	237,037,528	206,803,316

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	26,890,284	23,610,889	56,508,917	45,759,254
Cost of equipment	12,768,095	12,827,852	24,426,416	22,951,947
Marketing and selling	14,894,416	15,247,908	29,267,320	28,462,804
General and administrative	23,177,317	21,688,277	44,418,558	43,732,533
Depreciation and amortization	21,161,440	20,918,757	42,416,742	41,149,468
Gain on disposition of operating assets	(939,138)	—	(939,138)	—

Total operating expenses	97,952,414	94,293,683	196,098,815	182,056,006

OPERATING INCOME	24,999,610	12,600,174	40,938,713	24,747,310
OTHER EXPENSE:
Interest expense	(23,778,214)	(23,692,296)	(47,561,812)	(47,367,734)
Other expense, net	(445,895)	(1,003,524)	(1,098,329)	(1,353,681)

INCOME (LOSS) BEFORE INCOME TAXES	775,501	(12,095,646)	(7,721,428)	(23,974,105)
Income tax (expense) benefit	(294,691)	4,596,346	2,934,143	9,110,161

NET INCOME (LOSS)	$480,810	$(7,499,300)	$(4,787,285)	$(14,863,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,787,285)	$(14,863,944)
Adjustments to reconcile net loss to net cash provided by operating activities — Depreciation and amortization	42,416,742	41,149,468
Amortization of bond premium and deferred financing costs	1,691,106	1,609,661
Deferred income taxes	(2,890,030)	(9,469,402)
Gain on disposition of operating assets	(939,138)	—
Other operating activities	6,195	27,204
Changes in current assets and liabilities —
Accounts receivable	(6,451,654)	4,646,739
Inventory	751,844	(3,088,036)
Prepaid expenses and other	45,899	(832,063)
Accounts payable	7,075,531	(5,458,582)
Accrued expenses	(2,593,349)	2,304,031
Deferred revenue and customer deposits	108,083	(781,841)

Net cash provided by operating activities	34,433,944	15,243,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,472,031)	(26,161,435)
Proceeds from the sale of assets	30,921,875	—
Change in receivable/payable — affiliates	2,941,667	(5,462,823)
Receipt of funds held in escrow for contingencies on sold assets	—	4,168,615
Other investing activities	(290,347)	2,237

Net cash provided by (used in) investing activities	10,101,164	(27,453,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities	(27,287)	(59,938)

Net cash used in financing activities	(27,287)	(59,938)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,507,821	(12,270,109)
CASH AND CASH EQUIVALENTS, beginning of period	41,488,979	27,505,267

CASH AND CASH EQUIVALENTS, end of period	$85,996,800	$15,235,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$45,868,963	$44,109,750
Income taxes	$30,025	$175,110
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$2,085	$3,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
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
      The Company, through its predecessors, was organized in 1998 to acquire the operations of PriCellular and adopted its current organizational structure in 2003, when the Company became a wholly owned, indirect subsidiary of Dobson Communications Corporation. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

2.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the six months ended June 30, 2005 and 2004 totaled $34.4 million and $33.1 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation at the end of the periods described.

	June 30,	December 31,
	2005	2004

	($ in thousands)
Gross property, plant and equipment	$283,236	$268,048
Accumulated depreciation	(120,878)	(90,906)

Property, plant and equipment, net	$162,358	$177,142

Tower Sale and Lease-Back
      The Company has entered into agreements to sell 204 towers to Global Towers, LLC for approximately $35.1 million and then lease them back under a lease with an initial ten-year term. These leases will be accounted for as operating leases. On June 30, 2005, the Company completed the sale of 184 of these cellular towers for approximately $30.9 million. This sale resulted in a total net gain of approximately $26.8 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $25.9 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.” The Company expects to complete the sale of the additional 20 towers by the end of 2005, therefore, the Company has reclassified these assets from property, plant and equipment to assets held for sale on its June 30, 2005 balance sheet.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Long-Term Debt
      The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004

	($ in thousands)
9.5% senior subordinated notes	$14,284	$13,774
10.0% senior notes	900,000	900,000

Total long-term debt	$914,284	$913,774

4.	Commitments and Contingencies
      Commitments. The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, with an Enhanced Data for Mobile Communications, or EDGE, related products and services prior to June 9, 2007. This obligation is the Company’s share of a total $90 million commitment of the Company’s parent, Dobson Communications Corporation. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of June 30, 2005, $13.3 million of this commitment has been fulfilled.
      Contingencies. The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operations or liquidity.

5.	Subsequent Event
      On August, 12, 2005, the Company entered into a new, multi-year roaming agreement with Cingular Wireless, its primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, establishes a new roaming rate structure that is effective as of April 9, 2005. Therefore, the Company has utilized these new rates in determining its second quarter results.

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
      ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications Corporation and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications Corporation and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To effect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned, indirect subsidiary of Dobson Communications Corporation.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS
      On August 12, 2005, we entered into a new, multi-year roaming agreement with Cingular Wireless, our primary wireless roaming partner, and amended the existing GSM operating agreement with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, establishes a new roaming rate structure that is effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	Mutual agreement to lower roaming rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	Agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009; and

•	The new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Market population(1)	5,069,900	4,997,000	5,069,900	4,997,000
Ending subscribers	695,500	713,700	695,500	713,700
Market penetration(2)	13.7%	14.3%	13.7%	14.3%
Gross subscriber additions	53,700	48,400	105,200	92,000
Average subscribers	697,800	711,100	701,900	710,400
Average monthly service revenue per subscriber(3)	$43	$37	$42	$37
Average monthly post-paid churn(4)	2.3%	1.6%	2.3%	1.7%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our rural service areas, or RSAs, and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Changes
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Months	Six Months
					Ended June 30,	Ended June 30,
	2005	2004	2005	2004	’05 vs. ’04	’05 vs. ’04

	($ In thousands)		($ In thousands)
Operating Revenue:
Service revenue	$90,850	$79,828	$177,408	$157,201	13.8%	12.9%
Roaming revenue	26,164	21,401	48,683	39,514	22.3%	23.2%
Equipment and other revenue	5,939	5,665	10,947	10,088	4.8%	8.5%

Total operating revenue	122,953	106,894	237,038	206,803	15.0%	14.6%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	26,890	23,611	56,509	45,759	13.9%	23.5%
Cost of equipment	12,769	12,828	24,427	22,952	(0.5)%	6.4%
Marketing and selling	14,894	15,248	29,267	28,463	(2.3)%	2.8%
General and administrative	23,178	21,688	44,419	43,733	6.9%	1.6%
Depreciation and amortization	21,161	20,919	42,416	41,149	1.2%	3.1%
Gain on disposition of operating assets	(939)	—	(939)	—	*	*

Total operating expenses	97,953	94,294	196,099	182,056	3.9%	7.7%

Operating income	25,000	12,600	40,939	24,747	98.4%	65.4%

Interest expense	(23,778)	(23,692)	(47,562)	(47,368)	0.4%	0.4%
Other expense, net	(446)	(1,003)	(1,098)	(1,353)	(55.5)%	(18.8)%

Income (loss) before income taxes	776	(12,095)	(7,721)	(23,974)	*	*
Income tax (expense) benefit	(295)	4,596	2,934	9,110	*	*

Net income (loss)	$481	$(7,499)	$(4,787)	$(14,864)	*	67.8%

*	Calculation is not meaningful

Subscribers
      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At June 30, 2005, post-paid subscribers accounted for 90.2% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At June 30, 2005, the reseller base accounted for 7.3% of our total subscriber base. Our pre-paid subscribers, which at June 30, 2005 accounted for 2.5% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.
      During the six months ended June 30, 2005, we experienced a slight increase in our gross subscriber additions. Our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. Our deployment of GSM/ GPRS/ EDGE in our networks during 2004 has helped this decline to level off and result in growth in our gross subscriber additions in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. As of June 30, 2005, GSM subscribers accounted for 46.4% of our subscriber base, compared to 10.2% as of June 30, 2004.
      Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges with operating both a TDMA and GSM/ GPRS/ EDGE network. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Secondly, Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
      Service revenue. We derive service revenue by providing wireless services to our subscribers. In recent past, the wireless industry experienced declining average revenue per minute as competition among wireless service providers led to reductions in rates for airtime. Although this decline had been somewhat offset by increases in average minutes-of-use, it led to our decreased average monthly service revenue per subscriber for the six months ended June 30, 2004. However, for the past year, we have experienced growth in our average monthly service revenue per subscriber and we believe there is a continued opportunity throughout the remainder of 2005 for our average monthly service revenue per subscriber to continue to increase from current levels, primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. Service revenue included ETC revenue of approximately $3.3 million for the three months ended June 30, 2005 and approximately $4.7 million for the six months ended June 30, 2005.
      For the three and six months ended June 30, 2005, our service revenue increased compared to the three and six months ended June 30, 2004. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as our subscribers continue to migrate to our GSM/ GPRS/ EDGE offerings.
      Roaming revenue. We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.127 for the three months ended June 30, 2005 compared to $0.148 for the three months ended June 30, 2004, $0.135 for the six months ended June 30, 2005 compared to $0.147 for the six months ended June 30, 2004. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, who accounted for 87.6% of our roaming minutes-of-use for the six months ended June 30, 2005. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.
      For the three and six months ended June 30, 2005, our roaming revenue increased compared to the three and six months ended June 30, 2004. When comparing the three months ended June 30, 2005 to the three months ended June 30, 2004, our roaming minutes increased 41.7% due to expanded coverage areas and increased usage, however it was partially offset by a 13.7% decrease in roaming revenue per minute-of-use. When comparing the six months ended June 30, 2005 to the six months ended June 30, 2004, our roaming minutes increased 34.6% due to expanded coverage areas and increased usage, however it was partially offset by a 8.5% decrease in roaming revenue per minute-of-use.
      Equipment and other revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily rental income from the lease of space on company-owned towers and payments to be received relating to a settlement for prior claims under various agreements between us and the former AT&T Wireless.
      For the three and six months ended June 30, 2005, our equipment and other revenue increased compared to the three and six months ended June 30, 2004. This increase related to payments to be received of approximately $0.8 million related to a settlement for prior claims under various agreements between us and the former AT&T Wireless and increases in activation fees charged to customers, offset by a decrease in equipment revenue as a result of offering increased phone promotions and discounts in an effort to retain customers.

Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
      Cost of service. Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, we recently signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005, to a flat-rate that will remain constant through mid-2009. While future rates charged by other third party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than the per minute costs will decline. Therefore, we expect our roaming costs to increase in future periods. In addition, as a result of the sale and leaseback of 184 of our towers on June 30, 2005, we expect our leasing costs to increase in future periods, thus increasing our total cost of service.
      The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Network costs	$20,205	75.1%	$15,081	63.9%	$39,140	69.3%	$29,065	63.5%
Roaming costs	6,685	24.9%	8,530	36.1%	17,369	30.7%	16,694	36.5%

Total cost of service	$26,890	100.0%	$23,611	100.0%	$56,509	100.0%	$45,759	100.0%

      For the three and six months ended June 30, 2005, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased compared to the three and six months ended June 30, 2004. This increase is a result of adding new circuits and cell sites related to our new GSM/ GPRS/ EDGE network, as well as increasing costs as a result of providing more service features, such as handset insurance and wireless internet.
      For the three months ended June 30, 2005, roaming costs decreased compared to the three months ended June 30, 2004. When comparing the three months ended June 30, 2005 to the three months ended June 30, 2004, this decrease in our roaming costs was the result of a 45.1% decrease in roaming costs per minute-of-use as contractual rates were lower in the three months ended June 30, 2005 compared to the same period in 2004, offset by a 42.7% increase in the minutes used by our customers on third-party wireless providers networks. For the six months ended June 30, 2005, roaming costs increased compared to the six months ended June 30, 2004. When comparing the six months ended June 30, 2005 to the six months ended June 30, 2004, this increase was the result of a 39.7% increase in the minutes used by our customers on third-party wireless providers networks, offset by a 25.5% decrease in roaming costs per minute-of-use as contractual rates were lower in the six months ended June 30, 2005 compared to the same period in 2004. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans, which promote more off-network usage, we expect our minutes-of-use by our customers on third-party wireless providers’ networks to continue to increase.
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
      For the three and six months ended June 30, 2005, our cost of equipment remained fairly constant compared to the three and six months ended June 30, 2004. Although we had a slight increase in gross subscriber additions during 2005, our total handsets sold decreased as a result of a slight slow down in equipment upgrades.
      Marketing and selling costs. Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three and six months ended June 30, 2005, our marketing and selling costs remained fairly constant compared to the three and six months ended June 30, 2004. Although we had a slight increase in gross subscriber additions, any increased cost from that was offset by decreases in advertising costs.
      General and administrative expenses. Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three and six months ended June 30, 2005, our general and administrative costs increased compared to the three and six months ended June 30, 2004. This increase was attributable to costs related to the restructuring of our call center operations, offset by efficiencies gained from centralized administrative functions.
      Depreciation and amortization. Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During 2005, we expect increases in depreciation and amortization, as a result of newly acquired or constructed assets, will mostly be offset as older assets become fully depreciated. Thus, for the three and six months ended June 30, 2005, our depreciation and amortization expense increased slightly compared to the three and six months ended June 30, 2004.
      Gain on disposition of operating assets. Our gain on disposition of operating assets for the three and six months ended June 30, 2005, was a result of the sale and leaseback of 184 of our towers on June 30, 2005. For the three and six months ended June 30, 2005 we recognized $0.9 million of the gain from the transaction and we deferred the remaining gain of $25.9 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $2.6 million per year over the life of the lease.

Non-Operating Results
      Interest expense. For the three and six months ended June 30, 2005, our interest expense remained fairly constant compared to the three and six months ended June 30, 2004. This is the result of fixed interest rates on all of our outstanding debt.
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
      We currently expect that we may have to refinance our 10.0% senior notes at their final maturity in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, Dobson Communications Corporation, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Tower Sale and Lease-Back
      We have entered into agreements to sell 204 towers to Global Towers, LLC for approximately $35.1 million and then lease them back under a lease with an initial ten-year term. These leases will be accounted for as operating leases. On June 30, 2005, we completed the sale of 184 of these cellular towers for approximately $30.9 million. This sale resulted in a total net gain of approximately $26.8 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $25.9 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets”. We expect to complete the sale of the additional 20 towers by the end of 2005.

Working Capital and Net Cash Flow
      At June 30, 2005, we had working capital of $57.2 million, a ratio of current assets to current liabilities of 1.6:1 and an unrestricted cash balance of $86.0 million which compares to working capital of $13.6 million, a ratio of current assets to current liabilities of 1.2:1 and an unrestricted cash balance of $41.5 million at December 31, 2004.
      Our net cash provided by operating activities totaled $34.4 million for the six months ended June 30, 2005, compared to $15.2 million for the six months ended June 30, 2004. The increase from 2004 to 2005 was primarily due to an increase in our operating income. For additional analysis of the changes impacting net loss, see “Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income.
      We received cash from investing activities for the six months ended June 30, 2005 and we used cash in investing activities for the six months ended June 30, 2004. Investing activities are typically related to capital expenditures. We generally use cash in investing activities. Our net cash received from investing activities for the six months ended June 30, 2005 primarily related to proceeds of $30.9 million due to our tower sale and leaseback on June 30, 2005, partially offset by capital expenditures of $23.5 million. Our capital expenditures were $26.2 million for the six months ended June 30, 2004. Except for the proceeds from the sale of certain towers, during 2005, we expect to continue to use cash in investing activities primarily on capital expenditures as a result of the continued development and improvement of our GSM/ GPRS/ EDGE wireless networks.
      We used cash in financing activities for the six months ended June 30, 2005 and 2004. Financing activities are typically related to proceeds from long-term debt, repayments of long-term debt, deferred financing costs associated with long-term debt and purchase of debt and equity securities. For future expected payments of long-term debt, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Capital Expenditures and Commitments
      Our capital expenditures were $23.5 million for the six months ended June 30, 2005. We plan to spend up to $50.0 million for capital expenditures during 2005, as we continue to develop and improve our GSM/ GPRS/ EDGE wireless network.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. This obligation is our share of a total $90 million commitment of our parent Company, Dobson Communications Corporation. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of June 30, 2005, $13.3 million of this commitment has been fulfilled.
      On June 30, 2005, we completed the sale of 184 cellular towers, which we will lease back over the next ten years. The lease expense is expected to begin at approximately $3.3 million per year and increase 3% a year through 2015. Except for the tower sale and lease-back, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At June 30, 2005, we were not involved with any derivatives or other financial instruments, and all of our outstanding long-term debt bore interest at fixed rates.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

American Cellular Corporation
Date: August 12, 2005

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer and
principal executive officer
Date: August 12, 2005

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President,
Chief Financial Officer and
principal financial officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 15d-14(a) Certification by our principal executive officer	(1)
31.2	Rule 15d-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.