Form 10-Q
period 2005-09-30
AMERICAN CELLULAR CORP /DE/
filed 2005-11-09
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐          No ☑
      Indicate by check mark whether the filer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐          No ☑
      As of November 4, 2005, there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,683,580	$41,488,979
Accounts receivable	53,045,616	40,412,508
Inventory	4,455,127	5,153,250
Deferred tax assets	5,184,000	4,207,000
Prepaid expenses	3,753,722	2,858,438

Total current assets	122,122,045	94,120,175

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)	163,544,572	177,141,717

OTHER ASSETS:
Restricted assets	22,219	—
Wireless license acquisition costs	679,434,666	669,168,756
Goodwill	574,813,057	572,113,347
Deferred financing costs, net	14,018,071	15,784,770
Customer list, net	47,454,333	59,253,333
Assets held for sale	97,158	—
Other non-current assets	649,414	696,846

Total other assets	1,316,488,918	1,317,017,052

Total assets	$1,602,155,535	$1,588,278,944

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,805,726	$10,297,625
Accounts payable — affiliates	9,198,489	6,182,755
Accrued expenses	12,980,989	13,140,622
Accrued interest payable	15,792,882	37,867,260
Deferred revenue and customer deposits	12,930,029	13,026,284

Total current liabilities	65,708,115	80,514,546

OTHER LIABILITIES:
Notes payable, net (Note 4)	914,538,462	913,773,624
Deferred tax liabilities	163,087,287	160,231,500
Deferred gain on disposition of operating assets and other non-current liabilities	29,455,678	4,161,627
Commitments (Note 5)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(45,181,259)	(44,949,605)

Total stockholder’s equity	429,365,993	429,597,647

Total liabilities and stockholder’s equity	$1,602,155,535	$1,588,278,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$92,712,559	$84,008,184	$270,120,374	$241,208,869
Roaming revenue	34,658,745	26,525,298	83,341,930	66,039,064
Equipment and other revenue	4,794,133	3,973,009	15,740,661	14,061,874

Total operating revenue	132,165,437	114,506,491	369,202,965	321,309,807

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	30,871,850	26,632,889	87,380,767	72,392,143
Cost of equipment	13,448,679	11,582,305	37,875,095	34,534,252
Marketing and selling	15,003,570	14,342,789	44,270,890	42,805,593
General and administrative	22,296,760	21,932,583	66,715,318	65,665,116
Depreciation and amortization	20,356,770	20,881,069	62,773,512	62,030,537
Gain on disposition of operating assets	(648,566)	—	(1,587,704)	—

Total operating expenses	101,329,063	95,371,635	297,427,878	277,427,641

OPERATING INCOME	30,836,374	19,134,856	71,775,087	43,882,166
OTHER EXPENSE:
Interest expense	(23,781,690)	(23,971,275)	(71,343,502)	(71,339,009)
Other expense, net	(399,924)	(615,360)	(1,498,253)	(1,969,041)

INCOME (LOSS) BEFORE INCOME TAXES	6,654,760	(5,451,779)	(1,066,668)	(29,425,884)
Income tax (expense) benefit	(2,099,129)	2,071,675	835,014	11,181,836

NET INCOME (LOSS)	$4,555,631	$(3,380,104)	$(231,654)	$(18,244,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,654)	$(18,244,048)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisition —
Depreciation and amortization	62,773,512	62,030,537
Amortization of bond premium and deferred financing costs	2,536,824	2,454,611
Deferred income taxes	(820,923)	(11,615,723)
Gain on disposition of operating assets	(1,587,704)	—
Other operating activities	5,928	23,591
Changes in current assets and liabilities —
Accounts receivable	(12,633,108)	2,511,953
Inventory	698,123	(1,525,118)
Prepaid expenses and other	(895,503)	(1,266,015)
Accounts payable	4,508,101	(6,205,569)
Accrued expenses	(22,234,011)	(19,326,804)
Deferred revenue and customer deposits	(96,255)	(27,257)

Net cash provided by operating activities	32,023,330	8,810,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,266,014)	(34,450,651)
Purchase of wireless licenses and properties	(15,174,662)	—
Proceeds from sale of property, plant and equipment	30,948,317	28,051
Change in receivable/payable — affiliates	2,980,411	1,264,276
Receipt of funds held in escrow for contingencies on sold assets	—	4,168,615
Other investing activities	(289,494)	(78,200)

Net cash used in investing activities	(17,801,442)	(29,067,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities	(27,287)	(81,075)

Net cash used in financing activities	(27,287)	(81,075)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,194,601	(20,338,826)
CASH AND CASH EQUIVALENTS, beginning of period	41,488,979	27,505,267

CASH AND CASH EQUIVALENTS, end of period	$55,683,580	$7,166,441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$90,875,165	$89,109,750
Income taxes	$62,050	$278,960
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$35,323	$12,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
      The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. The financial statements presented herein should be read in connection with the Company’s December 31, 2004 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

2.	Business Combinations
      On September 13, 2005, the Company acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 Rural Service Area, or RSA. The Company operates Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, the Company will have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to Federal Communications Commission, or FCC, approval at the time of acquisition. If exercised, the Company’s acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million.
      The above business combination is accounted for as a purchase. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information related to the Company’s 2005 acquisition has not been presented because this acquisition was not significant to the Company’s consolidated results of operations.

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
2005 and 2004 totaled $50.8 million and $50.0 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,	December 31,
	2005	2004

	($ in thousands)
Gross property, plant and equipment	$304,246	$268,048
Accumulated depreciation	(140,701)	(90,906)

Property, plant and equipment, net	$163,545	$177,142

Tower Sale and Lease Back
      The Company has entered into agreements to sell 204 towers to Global Towers, LLC and then lease them back under a lease with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, the Company completed the sale of 184 of these towers for approximately $30.9 million. This sale resulted in a total net gain of approximately $26.8 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $25.9 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.” Subsequent to September 30, 2005, the Company completed the sale of the remaining 20 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $2.9 million. Therefore, these remaining assets are classified as assets held for sale on the Company’s September 30, 2005 balance sheet.

4.	Notes Payable
      The Company’s notes payable consisted of the following:

	September 30,	December 31,
	2005	2004

	($ in thousands)
9.5% senior subordinated notes, net of discount	$14,538	$13,774
10.0% senior notes	900,000	900,000

Total notes payable	$914,538	$913,774

5.	Commitments and Contingencies
      Commitments. The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. This obligation is the Company’s share of a total $90 million commitment of the Company’s parent, Dobson Communications Corporation. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of September 30, 2005, $15.0 million of this commitment has been fulfilled.
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
      ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications Corporation and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications Corporation and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To affect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned, indirect subsidiary of Dobson Communications Corporation.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
ACQUISITIONS
      Acquisition of Pennsylvania 4 RSA. On September 13, 2005, we acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We will operate Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, we will have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, our acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million. Pennsylvania 4 RSA encompasses a population of approximately 96,600, all of which are incremental to our current service area. Endless Mountains currently provides GSM wireless service to less than 1,000 subscribers. We plan to upgrade Endless Mountains’ network with GPRS/ EDGE data capability. We will offer products and services in Pennsylvania 4 RSA under the CELLULARONE® service mark.
NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS
      On August 12, 2005, we entered into a new, multi-year roaming agreement with Cingular Wireless, our primary wireless roaming partner, and amended the existing GSM operating agreement with the former AT&T Wireless entity. The new roaming agreement, which replaces the existing roaming agreements with

Cingular Wireless and the former AT&T Wireless entity, established a new roaming rate structure that was effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	Mutual agreement to lower rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	Agreement to continue to mutually prefer one another for roaming through the new roaming agreement, which has been extended approximately one year through mid-2009; and

•	The new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Market population(1)	5,166,500	4,997,000	5,166,500	4,997,000
Ending subscribers	682,200	719,000	682,200	719,000
Market penetration(2)	13.2%	14.4%	13.2%	14.4%
Gross subscriber additions	54,600	54,200	159,800	146,200
Average subscribers	688,600	716,400	696,800	712,600
Average monthly service revenue per subscriber(3)	$45	$39	$43	$38
Average monthly post-paid churn(4)	2.9%	1.9%	2.5%	1.7%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Changes

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		Ended	Ended
					September 30,	September 30,
	2005	2004	2005	2004	’05 vs. ’04	’05 vs. ’04

	($ In thousands)		($ In thousands)
Operating Revenue:
Service revenue	$92,712	$84,008	$270,120	$241,209	10.4%	12.0%
Roaming revenue	34,659	26,526	83,342	66,039	30.7%	26.2%
Equipment and other revenue	4,794	3,973	15,741	14,062	20.7%	11.9%

Total operating revenue	132,165	114,507	369,203	321,310	15.4%	14.9%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	30,872	26,633	87,381	72,392	15.9%	20.7%
Cost of equipment	13,448	11,582	37,875	34,534	16.1%	9.7%
Marketing and selling	15,004	14,343	44,271	42,806	4.6%	3.4%
General and administrative	22,296	21,933	66,715	65,665	1.7%	1.6%
Depreciation and amortization	20,358	20,881	62,774	62,031	(2.5)%	1.2%
Gain on disposition of operating assets	(649)	—	(1,588)	—	**	**

Total operating expenses	101,329	95,372	297,428	277,428	6.2%	7.2%

Operating income	30,836	19,135	71,775	43,882	61.1%	63.6%
Interest expense	(23,782)	(23,971)	(71,344)	(71,339)	*	*
Other expense, net	(400)	(616)	(1,498)	(1,969)	(35.1)%	(23.9)%

Income (loss) before income taxes	6,654	(5,452)	(1,067)	(29,426)	222.1%	96.4%
Income tax (expense) benefit	(2,099)	2,072	835	11,182	**	**

Net income (loss)	$4,555	$(3,380)	$(232)	$(18,244)	234.8%	98.7%

*	less than 1%

**	Calculation is not meaningful

Subscribers
      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At September 30, 2005, post-paid subscribers accounted for 89.3% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At September 30, 2005, the reseller base accounted for 7.9% of our total subscriber base. Our pre-paid subscribers, which at September 30, 2005 accounted for 2.8% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      During the nine months ended September 30, 2005, we experienced an increase in our gross subscriber additions. Our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. However, our deployment of GSM/ GPRS/ EDGE in our networks during 2004 has helped this decline to level off and result in growth in our gross subscriber additions in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. As of September 30, 2005, GSM subscribers accounted for 57.5% of our subscriber base, compared to 18.1% as of September 30, 2004.
      Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges with operating both a TDMA and GSM/ GPRS/ EDGE network and in managing the migration of our customer base from TDMA to GSM. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve the quality of our networks. Secondly, Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
      Service revenue. We derive service revenue by providing wireless services to our subscribers. In recent past, the wireless industry experienced declining average revenue per minute as competition among wireless service providers led to reductions in rates for airtime. However, this decline has been offset by increases in average minutes-of-use. For the past year, we have experienced growth in our average monthly service revenue per subscriber from prior year levels and we believe there is a continued opportunity throughout the remainder of 2005 for our average monthly service revenue per subscriber to continue to increase from prior levels, primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology. In addition, we have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. Service revenue included ETC revenue of approximately $3.6 million for the three months ended September 30, 2005 and approximately $8.3 million for the nine months ended September 30, 2005.
      For the three and nine months ended September 30, 2005, our service revenue increased compared to the three and nine months ended September 30, 2004. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/ GPRS/ EDGE offerings and ETC revenue.
      Roaming revenue. We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.128 for the three months ended September 30, 2005 compared to $0.144 for the three months ended September 30, 2004, $0.132 for the nine months ended September 30, 2005 compared to $0.146 for the nine months ended September 30, 2004. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, who accounted for approximately

89% of our roaming minutes-of-use for the nine months ended September 30, 2005. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.
      For the three and nine months ended September 30, 2005, our roaming revenue increased compared to the three and nine months ended September 30, 2004. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, our roaming minutes increased 47.3% due to expanded coverage areas and increased usage; however it was partially offset by an 11.3% decrease in roaming revenue per minute-of-use. When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, our roaming minutes increased 39.7% due to expanded coverage areas and increased usage; however it was partially offset by a 9.7% decrease in roaming revenue per minute-of-use.
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
      For the three and nine months ended September 30, 2005, our equipment and other revenue increased compared to the three and nine months ended September 30, 2004. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, this increase in our equipment and other revenue was primarily due to an increase in equipment revenue due to the increased number of phones sold, increases in activation fees charged to customers and payments to be received of approximately $0.1 million related to settlement for prior claims under various agreements between us and the former AT&T Wireless, offset by a decrease in rental income due to the sale of our towers on June 30, 2005 (described below). When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, the increase in equipment and other revenue related to increases in activation fees charged to customers and payments to be received of approximately $0.9 million related to a settlement for prior claims under various agreements between us and the former AT&T Wireless, offset by decreases in rental income due to the sale of our towers on June 30, 2005.

Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
      Cost of service. Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, we recently signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005, to a flat-rate that will remain constant until mid-2009. While future rates charged by third party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than the per minute costs will decline. Therefore, we expect that our roaming costs may increase in future periods. In addition, as a result of the sale and leaseback of 184 of our towers on June 30, 2005, and the additional 21 towers in October 2005, we expect our leasing costs to increase in future periods, thus increasing our total cost of service.

      The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Network costs	$22,584	73.1%	$16,553	62.2%	$61,724	70.6%	$45,618	63.0%
Roaming costs	8,288	26.9%	10,080	37.8%	25,657	29.4%	26,774	37.0%

Total cost of service	$30,872	100.0%	$26,633	100.0%	$87,381	100.0%	$72,392	100.0%

      For the three and nine months ended September 30, 2005, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased compared to the three and nine months ended September 30, 2004. This increase is a result of adding new circuits and cell sites related to our new GSM/ GPRS/ EDGE network, as well as increasing costs as a result of providing more service features, such as handset insurance and wireless internet and an increase in rent expense related to our towers we sold on June 30, 2005 (described below).
      For the three and nine months ended September 30, 2005, roaming costs decreased compared to the three and nine months ended September 30, 2004. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, this decrease in our roaming costs was the result of a 42.3% decrease in roaming costs per minute-of-use as contractual rates were lower in the three months ended September 30, 2005 compared to the same period in 2004, offset by a 42.4% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, this decrease was the result of a 31.9% decrease in roaming costs per minute-of-use as contractual rates were lower in the nine months ended September 30, 2005 compared to the same period in 2004, offset by a 40.7% increase in the minutes used by our customers on third-party wireless providers’ networks. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans, which promote more off-network usage, we expect our minutes-of-use by our customers on third-party wireless providers’ networks to continue to increase.
      Cost of equipment. Our cost of equipment represents the costs associated with wireless equipment and accessories sold. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from increases in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2005.
      For the three and nine months ended September 30, 2005, our cost of equipment increased compared to the three and nine months ended September 30, 2004. This increase in cost of equipment is due to an increase in the number of customers upgrading to new rate plans and purchasing new handsets and an increase in gross subscriber additions. As previously noted, most of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans.
      Marketing and selling costs. Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three and nine months ended September 30, 2005, our marketing and selling costs increased compared to the three and nine months ended September 30, 2004. This increase was due to an increase in advertising costs spent to promote our GSM/ GPRS/ EDGE rate plans along with an increase in commissions paid as a result of an increase in gross subscriber additions.

      General and administrative costs. Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three and nine months ended September 30, 2005, our general and administrative costs increased slightly compared to the three and nine months ended September 30, 2004. This increase was attributable to an increase in bad debt expense and costs related to the restructuring of our call center operations, offset by efficiencies gained from centralized administrative functions.
      Depreciation and amortization. Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During 2005, we have and continue to expect the increases in depreciation and amortization, as a result of newly acquired or constructed assets, will mostly be offset as older assets become fully depreciated. Thus, for the three and nine months ended September 30, 2005, our depreciation and amortization expense remained fairly constant compared to the three and nine months ended September 30, 2004.
      Gain on disposition of operating assets. Our gain on disposition of operating assets for the three and nine months ended September 30, 2005, was a result of the sale and leaseback of 184 of our towers on June 30, 2005. On June 30, 2005 we recognized $0.9 million of the gain from the transaction and we deferred the remaining gain of $25.9 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $2.6 million per year over the life of the lease.

Non-Operating Results
      Interest expense. For the three and nine months ended September 30, 2005, our interest expense remained fairly constant compared to the three and nine months ended September 30, 2004. This is the result of fixed interest rates on all of our outstanding debt.
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

Tower Sale and Lease Back
      We have entered into agreements to sell 204 towers to Global Towers, LLC and then lease them back under a lease with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, we completed the sale of 184 of these towers for approximately $30.9 million. This sale resulted in a total net gain of approximately $26.8 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $25.9 million will be recognized over the life of the lease. We completed the sale of the remaining 20 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $2.9 million. Therefore, these remaining assets are classified as assets held for sale on our September 30, 2005 balance sheet.

Working Capital and Net Cash Flow
      At September 30, 2005, we had working capital of $56.4 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $55.7 million which compares to working capital of $13.6 million, a ratio of current assets to current liabilities of 1.2:1 and an unrestricted cash balance of $41.5 million at December 31, 2004.
      Our net cash provided by operating activities totaled $32.0 million for the nine months ended September 30, 2005, compared to $8.8 million for the nine months ended September 30, 2004. The increase from 2004 to 2005 was primarily due to an increase in our operating income. For additional analysis of the changes impacting net loss, see “Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income.
      We used cash in investing activities for the nine months ended September 30, 2005 and 2004. Investing activities are typically related to capital expenditures. We generally use cash in investing activities. Our net cash used in investing activities for the nine months ended September 30, 2005 primarily related to capital expenditure of $36.3 million and our acquisition of Pennsylvania 4 RSA on September 13, 2005, partially offset by proceeds from our tower sale and leaseback on June 30, 2005. Our capital expenditures were $34.5 million for the nine months ended September 30, 2004. Except for the proceeds from the sale of certain towers, during 2005, we expect to continue to use cash in investing activities primarily on capital expenditures as a result of the continued development and improvement of our GSM/ GPRS/ EDGE wireless networks.
      We used cash in financing activities for the nine months ended September 30, 2005 and 2004. Financing activities are typically related to proceeds from long-term debt, repayments of long-term debt, deferred financing costs associated with long-term debt and purchase of debt and equity securities. For future expected payments of long-term debt, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Capital Expenditures and Commitments
      Our capital expenditures were $36.3 million for the nine months ended September 30, 2005. We plan to spend up to $50.0 million for capital expenditures during 2005. The majority of these expected expenditures would expand the capacity of our GSM/ GPRS/ EDGE network, support the addition of new GSM/ GPRS/ EDGE cell sites, upgrade acquired networks, and fund certain mandates to comply with the requirements of E-911 Phase II.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. This obligation is our share of a total $90 million commitment of our parent Company, Dobson Communications Corporation. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of September 30, 2005, $15.0 million of this commitment has been fulfilled.
      We completed the sale of 184 towers on June 30, 2005 and we completed the sale of an additional 21 towers in October 2005. We will lease these towers back over the next ten years. The lease payments began at approximately $3.3 million per year and increase 3% a year through 2015. In addition, on September 13, 2005, we entered into a spectrum manager lease related to our Pennsylvania 4 RSA acquisition. Except for the tower sale and lease back and the spectrum lease, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.
FORWARD-LOOKING STATEMENTS
      The description of our plans and expectations set forth herein, including expected capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our substantial leverage and debt service requirements; our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At September 30, 2005, we were not involved with any derivatives or other financial instruments, and all of our outstanding long-term debt bore interest at fixed rates.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable.

Item 3.	Defaults Upon Senior Securities
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

Item 5.	Other Information
      On August 12, 2005, we entered into a new, multi-year roaming agreement with Cingular Wireless, our primary wireless roaming partner, and amended the existing GSM operating agreement with the former AT&T Wireless entity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Roaming Agreement with Cingular Wireless.”

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10	.1*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005.	(1)[10.1]
10	.2*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation.	(1)[10.2]
31.1		Rule 15d-14(a) Certification by our principal executive officer.	(2)
31.2		Rule 15d-14(a) Certification by our principal financial officer.	(2)
32.1		Section 1350 Certification by our principal executive officer.	(2)
32.2		Section 1350 Certification by our principal financial officer.	(2)

*	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to the Current Report on Form 8-K/ A filed by Dobson Communications Corporation on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cellular Corporation
Date: November 9, 2005

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer and
principal executive officer
Date: November 9, 2005

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President,
Chief Financial Officer and
principal financial officer

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

10	.1*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005.	(1)[10.1]
10	.2*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation.	(1)[10.2]
31.1		Rule 15d-14(a) Certification by our principal executive officer.	(2)
31.2		Rule 15d-14(a) Certification by our principal financial officer.	(2)
32.1		Section 1350 Certification by our principal executive officer.	(2)
32.2		Section 1350 Certification by our principal financial officer.	(2)

*	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to the Current Report on Form 8-K/ A filed by Dobson Communications Corporation on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.