Form 10-K
period 2005-12-31
AMERICAN CELLULAR CORP /DE/
filed 2006-03-16
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No: 333-60639

AMERICAN CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-3043811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma Address of principal executive offices)	73134 (Zip Code)

(405) 529-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).. Yes ☐  No ☒

As of March 10, 2006 there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

The Registrant meets the conditions set forth in general instructions I (1) (a) and (b) of the Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference: None

AMERICAN CELLULAR CORPORATION
ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business

Explanatory Note: ACC Escrow Corp., which was a wholly owned, indirect subsidiary of Dobson Communications Corporation, or Dobson Communications, was formed in Delaware on June 23, 2003 and commenced operations on August 8, 2003. As more fully described below, on August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation, or American Cellular. PriCellular Corporation, the predecessor of American Cellular, was incorporated in Delaware on February 21, 1990 and became American Cellular by merger on June 25, 1998. For financial reporting purposes, ACC Escrow Corp. is deemed to be the acquiring company. Consequently, this annual report on Form 10-K presents financial information for American Cellular for the period from the formation of ACC Escrow Corp. through December 31, 2005. Unless the context otherwise requires, all references to “our,” “us” and “we” refer to ACC Escrow Corp. and American Cellular and its predecessors and subsidiaries as a combined entity, except where it is clear that such terms refer only to American Cellular without regard to its combination with ACC Escrow Corp. References to “combined” with respect to our results of operations reflect the combination of American Cellular’s results of operations through August 18, 2003, with the results of operations of American Cellular and ACC Escrow Corp. from August 19, 2003 through December 31, 2003.

Overview

We are a rural and suburban provider of wireless communications services in the United States. At December 31, 2005, our wireless telephone systems covered a total population, or Pops, of 5.2 million and we had approximately 669,700 subscribers with an aggregate market penetration of 13.0%. We provide wireless telephone service in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. We offer digital voice, data and other feature services to our subscribers through our Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, Enhanced Data for GSM Evolution, or EDGE, and Time Division Multiple Access, or TDMA, digital networks. ACC Escrow Corp. was formed on June 23, 2003 and commenced operations on August 8, 2003 when it issued $900.0 million of its 10.0% senior notes due 2011, which proceeds we used in our restructuring. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation, with American Cellular Corporation as the surviving entity. For financial reporting purposes, ACC Escrow Corp. is deemed to have acquired American Cellular Corporation, and American Cellular Corporation is deemed to be our predecessor company. We have included information regarding our predecessor, American Cellular Corporation, throughout this report.

To provide a more comparable basis for discussion of our financial results and operations, except for the consolidated financial statements included in item 8, we have provided the combined results from our predecessor company for the period from January 1, 2003 through August 18, 2003, together with our results for the period from formation (June 23, 2003) through December 31, 2003, for 2003, together with our results for 2004 and 2005. For the year ended December 31, 2005, we had total revenue of $489.6 million and a net loss of $4.7 million. At December 31, 2005, we had $914.8 million of indebtedness and stockholder’s equity of $424.9 million.

Prior to August 19, 2003, American Cellular was owned by a joint venture which was equally owned by Dobson Communications and AT&T Wireless Services, Inc. AT&T Wireless was acquired by Cingular Wireless in October 2004 and renamed New Cingular Wireless Services. For the purpose of this Form 10-K, we refer to New Cingular Wireless Services and Cingular Wireless collectively as “Cingular Wireless.” On August 19, 2003, we restructured our indebtedness and equity ownership. Upon consummation of the restructuring, we became a wholly owned, indirect subsidiary of Dobson Communications. On December 31, 2003, all of our subsidiaries, except ACC Lease Co, Inc. and Alton CellTel Co Partnership, were merged into us.

We focus on operating a mix of rural and suburban wireless systems because we believe these wireless systems provide strong growth opportunities due to lower penetration rates, higher subscriber growth rates and less competition for subscribers than wireless systems located in larger metropolitan areas.

Competitive Strengths

We believe our competitive strengths include the following:

Strong Current Market Position.  We have achieved significant market share by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our GSM/GPRS/EDGE technologies, strategic roaming relationships, local sales channels, diverse service offerings, including national, regional and state-wide rate plans and enhanced data offerings.

Attractive Markets.  Most of our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets, which we believe enables us to deploy and operate our network more efficiently. In addition, our markets have an average of four service providers (including us); while larger metropolitan markets typically have six or more wireless service providers. Our markets generally are located near metropolitan service areas, or MSAs, that have networks operated by our primary roaming partner, Cingular Wireless. We believe penetration in rural and suburban markets is substantially less than in the major metropolitan markets, providing us with additional growth opportunities. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Most of our licenses are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.

Advanced Digital Technology.  We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. In 2004, we deployed GSM/GPRS/EDGE technology on our network, which enables us to offer enhanced voice and data service plans to our own subscriber base and meet the needs of our roaming partners that utilize GSM/GPRS/EDGE technology.

Continued Relationship with Dobson Communications.  We believe that the integration of our operations with Dobson Communications has significant benefits. Our licensed areas, combined with those of our parent, Dobson Communications, cover an estimated population of 11.9 million, and together we served approximately 1,543,400 subscribers at December 31, 2005. This size and scale and Dobson Communications’ existing corporate infrastructure enables us to reduce our operating costs and provides us with technical, network and operational efficiencies.

Strategy

The key elements of our strategy are:

Drive ARPU Growth Through GSM/GPRS/EDGE Migration.  We have deployed a GSM/GPRS/EDGE network in all of our markets and are currently marketing primarily GSM/GPRS/EDGE products. Our average monthly revenue per subscriber, or ARPU, for GSM/GPRS/EDGE subscribers has been, and we expect it will continue to be, higher than our ARPU for TDMA subscribers as we focus our sales effort on higher ARPU voice plans and enhanced data services. We believe our GSM/GPRS/EDGE product offering provides a more attractive value proposition to our subscribers compared to our TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services. As of December 31, 2005, 66% of our subscribers were using our GSM/GPRS/EDGE network.

Locally Focused Management.  Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. This enables us to tailor our marketing and customer service functions to the local market population. We distribute our products primarily through retail outlets, a direct sales force, independent dealers and third party resellers, all of which foster a strong community presence for our products and operations.

Strategic Roaming Relationships.  We have developed a strategic relationship with Cingular Wireless, which operates wireless systems in urban and suburban areas near our wireless systems. Our new roaming agreement with Cingular Wireless allows our subscribers and the subscribers of Cingular Wireless to roam on each other’s networks at favorable rates. Our roaming agreement with Cingular Wireless designates us as the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and under certain circumstances, provides that we are the exclusive provider of such services in our markets. See “Business — Roaming.” We believe these strategic roaming relationships increase our roaming revenue and allow us to offer our subscribers attractive rate plans that include the footprints of Cingular Wireless and our other roaming partners as “home” territories.

Offer an Advanced Digital Technology.  We have deployed GSM/GPRS/EDGE technology over our entire network. GSM/GPRS/EDGE technology is the digital technology being used by our primary roaming partner, Cingular Wireless, and enables us to provide faster data services and provide our customers with smaller, more functional handsets. We expect that the GSM/GPRS/EDGE technology will enhance our service offering and allow us to increase the retention of our subscriber base. In addition, we will continue to have the ability to provide roaming service for Cingular Wireless as it continues to convert its subscriber base to service plans utilizing GSM/GPRS/EDGE technology.

Targeted Sales Efforts.  We seek to attract subscribers who will generate high monthly revenue and low churn rates. We believe that our extensive network of local distribution channels and our focus on customer service promote loyalty from our customers and provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors in areas where locating a direct retail store might not be cost-effective.

Introduce Enhanced Products and Services.  We will continue to evaluate deployment of new and enhanced products and services on an ongoing basis to provide our customers with access to the best available wireless technology and to enhance our local service revenue. Some of these new technologies and features include wireless e-mail access and Internet access, including BlackBerry® handheld devices, which we launched in late 2004 and are now available in all of our markets.

Superior Customer Service.  We support customer service through our retail stores, our direct sales force and specialized customer service centers that offer 24-hour services seven days a week, as well as web self-care available through our parent company’s website at www.dobson.net.

Operations

The tables below set forth information with respect to our existing wireless markets as of December 31, 2005. Information with respect to populations in licensed areas is based upon the 2003 population estimates provided by MapInfo Corporation, a location software company. These estimates are adjusted to exclude those portions not covered by our licenses.

The first table details the total licensed population of our cellular licenses (850 Mghz).

Cellular
Licensed
State	Population

Illinois
Alton, IL MSA	21,800
Kentucky
KY 4 RSA	269,200
KY 5 RSA	167,200
KY 6 RSA	287,000
KY 8 RSA	126,500
Michigan
MI 1 RSA	202,100

Cellular
Licensed
State	Population

Minnesota
Duluth MN MSA	244,500
MN 2 RSA	32,800
MN 3 RSA	58,700
MN 4 RSA	16,700
MN 5 RSA	217,600
MN 6 RSA	285,200
New York
Orange County, NY MSA	349,800
Poughkeepsie, NY MSA	284,200
NY 5 RSA	395,900
NY 6 RSA	112,100
Ohio
OH 7 RSA	262,000
OH 10 RSA	62,700
Pennsylvania
PA 4 RSA	96,600
PA 9 RSA	187,100
West Virginia
WV 2 RSA	76,700
WV 3 RSA	264,700
Wisconsin
Eau Claire, WI MSA	150,100
Wausau WI, MSA	127,700
WI 1 RSA	121,800
WI 2 RSA	87,200
WI 3 RSA	146,600
WI 4 RSA	126,800
WI 5 RSA	85,700
WI 6 RSA	34,000

Total Cellular Licensed Pops	4,901,000

The next table details the total licensed population of our Personal Communication Services, or PCS, licenses. However, in several cases, our PCS licenses overlap populations already covered by our cellular licenses described above. Therefore, in many instances, our PCS licenses increase our capacity in the area where we own both cellular and PCS licenses, but do not cause an incremental increase in our total population covered. To clarify, the second table details both the total licensed population of the PCS license and the incremental population provided by owning the PCS license (1,900 Mghz).

	PCS
	Licensed	Incremental
State	Population	Population

PCS:
Kansas
88 BTA	62,600	62,600
Minnesota
119 BTA	416,900	—
Missouri
220 BTA	33,400	33,400
Oklahoma
31 BTA	49,200	49,200
311 BTA	65,900	65,900
354 BTA(1)	48,100	—
448 BTA	54,400	54,400
Wisconsin
123 BTA	198,000	—

Total PCS Population	928,500	265,500

Total Licensed Population		5,166,500

(1)	Our network does not currently cover these populations. Thus, they are not included in our incremental population above.

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

Our primary service offering is wireless telephone service. We currently offer digital service using both the GSM/GPRS/EDGE digital standard and the TDMA digital standard in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service. The deployment of GSM/GPRS/EDGE technology allows us to provide more advanced wireless data services, thereby giving our subscribers the ability to access the Internet, to send and receive pictures and video, and to download games and music.

Marketing

The following are key components of our marketing strategy:

Branding.  We offer wireless service under the CELLULARONE® service mark. We believe that we have obtained significant marketing benefits from the high name recognition associated with CELLULARONE®, a widely used service mark. On December 30, 2005, our parent company, Dobson Communications, acquired the CELLULARONE® brand. From time to time, we may consider alternative brand name strategies and service marks.

Advertising.  Our advertising strategy is focused on establishing a strong local presence with an emphasis on quality network in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper, magazine and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

We focus our marketing programs on attracting subscribers that we believe are likely to generate high monthly revenue. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our retail stores and our direct sales force. We also market our service offerings through our Internet site and a network of dealers, such as electronics stores, agents and other retailers. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as direct mail programs.

Segmented Rate Plans.  We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. We focus our offers to take advantage of our GSM/GPRS/EDGE network. Our offerings include our national rate plans, which use our networks, and those of other third party providers, mainly Cingular Wireless, plus regional and state-wide rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. We offer state-wide unlimited plans that allow customers to use their phone as much as they want within the home state and any additional included footprint for a fixed monthly fee. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer, while enhancing airtime usage and revenue. Our goal is to offer plans that best fit our subscribers’ needs.

Sales and Distribution

We sell and distribute our wireless services, phones and accessories primarily through four distribution channels: our retail stores, independent dealers, direct sales representatives and third party resellers. We train our entire sales force in a manner designed to stress the importance of customer satisfaction. We believe that our sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs, and we compensate our sales force in part based on their success in meeting subscriber needs. For the year ended December 31, 2005, approximately 49% of our gross subscriber additions were added through our retail stores, approximately 4% were added by our direct sales force, approximately 20% were added by our independent dealers and approximately 27% were added by third party resellers.

Retail Stores.  As of December 31, 2005, we had approximately 80 retail stores and outlets, most of which handle general customer service matters, including general inquiries, payments and upgrades. Our stores and our well-trained sales staff provide customer-friendly retail environments that are geared toward our customers’ needs by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the subscriber.

Independent Dealers.  As of December 31, 2005, we had contracts with approximately 170 independent dealers, or agents. These agents operate approximately 230 retail outlets in our markets. These agents allow us an additional distribution channel by offering our services and equipment through a wide variety of retail outlets, including electronics stores and national/regional retail chains.

Direct Sales.  As of December 31, 2005, we through our arrangement with Dobson Cellular Systems, had approximately 30 employees dedicated as our direct sales force for our markets. In addition to the overall goal of customer satisfaction, our direct sales force focuses on our business users by creating and offering data and productivity solutions to meet their needs.

Resellers.  As of December 31, 2005, we had relationships with two major third-party resellers. The relationships involve an agreed upon discounted price for our wireless services, and in return, the resellers market and sell services on our network and provide billing and customer service to the reseller subscribers.

Customer Service

Customer service is an essential element of our marketing and operating philosophy. We seek to attract new subscribers and retain existing subscribers by providing high-quality customer service. As of December 31, 2005, our markets were serviced by three customer service centers operated by our parent, Dobson Communications.

Our customers are able to contact our customer service centers 24-hours a day on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our subscribers in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

In addition, our customers also benefit from local staff in our retail and administrative locations, including local sales representatives, customer service field representatives and technical and engineering staff.

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

Our most significant roaming partner is Cingular Wireless, which accounted for approximately 89% of our roaming traffic for the year ended December 31, 2005 and approximately 91% for the year ended December 31, 2004. We, or our affiliates, have entered into a long-term roaming agreement with Cingular Wireless to provide their subscribers with GSM/GPRS/EDGE and TDMA services when they roam in our markets. This agreement also allows our subscribers to roam outside of our service area on the networks of Cingular Wireless at rates we believe to be favorable.

Cingular Wireless completed its acquisition of AT&T Wireless in October 2004. On August 12, 2005, our parent company’s two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with New Cingular Wireless Services. The new agreements amended and/or replaced the (i) GSM Operating Agreement between New Cingular Wireless and American Cellular, dated July 11, 2003; (ii) GSM Operating Agreement between New Cingular Wireless and Dobson Cellular, dated July 11, 2003; (iii) Roaming Agreement for GSM/GPRS between New Cingular Wireless and American Cellular, dated July 11, 2003; (iv) Roaming Agreement for GSM/GPRS between New Cingular Wireless and Dobson Cellular, dated July 11, 2003; (v) Second Amended and Restated TDMA Operating Agreement between New Cingular Wireless and American Cellular (f/k/a ACC Acquisition LLC under this agreement), dated July 11, 2003; (vi) TDMA Operating Agreement between New Cingular Wireless and Dobson Cellular, dated January 16, 1998; and (vii) Intercarrier Multi-Standard Roaming Agreement between Cingular Wireless LLC and Dobson Cellular, dated January 25, 2002. The new agreements provide for the following:

•	The term of the new roaming agreement expires on August 12, 2009, which extended the term of the old roaming agreements by approximately one year, while the term of each GSM operating agreement is unchanged and expires in mid-2008;

•	Dobson Cellular and American Cellular on one hand and Cingular Wireless on the other hand agreed to mutually lower roaming rates, with Dobson Cellular and American Cellular paying Cingular a flat incollect rate through mid-2009 that is approximately half of the blended rate in previous roaming agreements;

•	The roaming rate structure for payments between Dobson Cellular and American Cellular on one hand and Cingular Wireless on the other hand has been revised from the rate structure in the old agreements and is effective as of April 9, 2005;

•	Dobson Cellular and American Cellular on the one hand and Cingular Wireless on the other hand will continue to mutually prefer one another for roaming through the term of the new roaming agreement;

•	The existing limited exclusivity provision of the GSM operating agreements will remain in effect with minor modifications until June 30, 2008, which we believe will have a minimal impact on revenue;

•	There will be “home-on-home” roaming in areas where Cingular Wireless and Dobson Cellular or American Cellular operate;

•	Dobson Cellular acquired on December 15, 2005, for $6.0 million, 10MHz of PCS spectrum covering 1.1 million Pops, consisting of Youngstown, Ohio and Ohio 11 RSA; and Erie and Sharon Pennsylvania and a portion of the Pennsylvania 1 RSA; and

•	Dobson Cellular and American Cellular may lease additional PCS spectrum. Cingular has assisted us in obtaining leases for up to 10 MHz of spectrum from certain related parties. Dobson Cellular has entered into an agreement to lease 5 MHz of spectrum in counties covering approximately 497,000 Pops and 10 MHz of spectrum in one county covering approximately 89,000 Pops. The parties continue to negotiate terms concerning the specific areas to be covered by any additional spectrum leases. In addition, Cingular has agreed to assist us in obtaining a lease for 10 MHz of spectrum covering approximately 291,000 Pops in Dutchess County in Poughkeepsie NY RSA.

In addition, Dobson Cellular and American Cellular entered in to an agreement with Cingular Wireless whereby Dobson Cellular and American Cellular received from Cingular Wireless approximately $7.8 million in total as a settlement, of which $0.8 million was paid to American Cellular, for prior claims under various agreements between Dobson Cellular and American Cellular on the one hand and the former AT&T Wireless on the other hand, and Dobson Cellular and American Cellular have and will continue to receive certain formula-based residual payments in connection with such settlements through mid-2008 at the latest.

T-Mobile has become another significant roaming partner for us, growing to approximately 5% of our roaming traffic for the year ended December 31, 2005 compared to approximately 4% of our roaming traffic for the year ended December 31, 2004. More importantly, we have entered into a long-term roaming agreement with T-Mobile through 2011, which designates us as the preferred provider of roaming service to their subscribers with GSM/GPRS/EDGE services (and any other successor technology platforms) in substantially all of our markets where T-Mobile and its affiliates do not have a network. This agreement also allows our subscribers to roam outside of our service area on the network of T-Mobile at rates we believe to be favorable.

Billing System

We have contracted with Convergys Corporation for use of their Atlys® billing and customer care systems under a service bureau arrangement. Convergys provides billing for all our subscribers. Convergys handles all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners are responsible for the processing and printing of all customer invoices.

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

Network Operations.  Our network operations are monitored by regional network personnel and our vendors, who provide monitoring on a real-time basis for items, including alarm monitoring, power outages, tower lighting problems and traffic patterns.

Cell Sites and Transmission Towers.  As of December 31, 2005, we operated 944 cell sites. The majority of our cell sites are on towers we lease from a third-party. During 2005, we completed a sale and leaseback transaction in which we sold 205 cellular towers.

System Development and Digital Technology

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

Digital Technology.  We have deployed a GSM/GPRS/EDGE network in all of our markets. With this enhanced data network, we offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our subscribers and to subscribers of our roaming partners. GSM/GPRS/EDGE is the network technology choice for our largest roaming partner, Cingular Wireless.

Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

Competition

We compete with one or more companies in all of our markets throughout our regions. In various markets, these companies include Alltel, Cingular Wireless, Rural Cellular, Sprint Nextel and its affiliates, T-Mobile, US Cellular and Verizon Wireless.

Our industry has and continues to experience consolidation among competitors, which has led to a reduction in our total number of competitors. In addition to the October 2004 acquisition of AT&T Wireless by Cingular, Sprint and Nextel Communications, Inc. merged on October 12, 2005 and Alltel completed its purchase of Western Wireless on August 1, 2005.

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have launched or are in the process of launching enhanced data services, such as single carrier radio transmission technology, or 1XRTT, Evolution-Data Optimized, or EV-DO and Universal Mobile Telecommunications System, or UMTS. In addition, the FCC requires all wireless carriers to provide for wireless number portability, or WLNP, for their customers, which enables wireless customers to change wireless carriers and retain their wireless telephone numbers. WLNP may result in an increase in churn throughout the industry.

We compete against other facilities-based cellular carriers, PCS carriers and enhanced specialized mobile radio service, or ESMR, carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our network, customer service, network coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also allocated an additional 90 MHz of spectrum to the Advanced

Wireless Service, or AWS, in the 1.7 GHz and 2.1 GHz bands, and adopted service and auction rules for these bands. The FCC has announced that an auction of licenses to use this AWS spectrum will commence on June 29, 2006. In addition, recently passed legislation requires the FCC to auction 60 MHz of spectrum in the 700 MHz band in 2008. The FCC has also initiated a number of rulemaking proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

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

Federal Licensing Requirements.  We hold a variety of cellular, PCS, and microwave licenses, as authorized by the FCC. The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems; and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area, or CGSA. The CGSA may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. In almost all of our markets, our CGSA is virtually coterminous with the MSA or RSA boundary. In markets where this is not the case, the unserved area is sparsely populated.

PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and basic trading areas, or BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The PCS MTAs and BTAs cover different geographic areas than the MSAs and RSAs, and so a licensee for a cellular MSA license and a PCS BTA license in the same general geographic area may have overlapping coverage but not co-extensive coverage. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Some of the C Block licenses were subsequently divided into two 15 MHz blocks or three 10 MHz blocks.

The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their respective service areas within five years, and two-thirds of the population within ten years, of their initial license grants, or make a showing of substantial service. All 10 MHz and 15 MHz Block licensees must construct facilities that offer coverage service to 25% of the service area within five years of their initial licenses, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements are subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

The FCC also has allocated 90 MHz of additional spectrum for AWS in the 1.7 GHz and 2.1 GHz bands, and has announced plans to auction licenses for the AWS spectrum beginning on June 29, 2006. The current band plan for that spectrum calls for 10 and 20 MHz licenses covering a variety of geographic service areas, from those similar to the MSA/RSAs, to large regional areas, so called regional economic area groupings. The FCC is currently considering the structure of that auction and what rules will govern the eligibility of so-called designated entities in that auction, all of which could impact the prices paid for this spectrum.

The FCC generally grants wireless licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional ten-year term. If a license is not renewed, then we will be unable to operate on the frequencies covered by the expired license. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. If the FCC were to find, after appropriate notice and hearing, that good cause existed, the FCC may deny our license renewal applications. However, the FCC will award renewal expectancy to us if we meet certain standards of past performance. If we receive renewal expectancy for our cellular licenses, the FCC will renew our existing cellular licenses without accepting competing applications. If we receive a renewal expectancy for our PCS licenses, our licenses would likely be renewed even if a competing application was filed by another party. To receive renewal expectancy, we must show that we have provided “substantial” service during our past license term and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing; and the FCC may award the license to another entity. To our knowledge, we have satisfied the “substantial service” standard in all of our markets for which a renewal application will be required within the next two years.

The FCC may deny applications for FCC authority and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. In 2004, the FCC released an order addressing ways of reducing interference caused to public safety radio licensees in the 800 MHz band by enhanced specialized mobile radio, or ESMR, services (such as those offered by Sprint Nextel and its affiliates) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The order places certain obligations on both ESMR and cellular providers to abate “unacceptable interference” caused to public safety communications to the extent such interference, even if in part, is caused by the SMR or cellular providers. Under certain conditions, ESMR and cellular providers may also need to provide prior notice of new cell site construction or modification. The new regulatory mandates could increase our costs. Furthermore, the order changed ESMR spectrum assignments and provided for an assignment of 10 MHz of spectrum in the 1.9 GHz band to Sprint Nextel that may enhance the ability of ESMR service providers to compete with us.

In September 2002, the FCC removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period, which commenced on February 18, 2003, of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes have enabled us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements. The phase-out of cellular analog service is tied, in part, to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted an order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services, such as ourselves, to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. Based on a 2005 interpretation by the FCC of those requirements, we are currently in compliance with those requirements.

The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services. Under this regulatory structure, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation.

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

The FCC requires PCS licensees to coordinate their frequency usage with co-channel or adjacent channel incumbent fixed microwave licensees in the 1850-1990 MHz band. If a PCS licensee intends to turn on a station within the interference range of the incumbent microwave licensee, the PCS licensee may then require the incumbent to either cease operations or relocate itself to alternate facilities at the incumbent’s own expense provided that the PCS licensee first gives the incumbent with no less than six months written notice to vacate. Accordingly, if the proposed PCS facility will potentially interfere with the operations of an incumbent fixed microwave system, then construction of the facility may be delayed, which in turn, may hinder a PCS licensee’s ability to respond to competitive pressure in the marketplace for additional sites.

Federal Ownership Restrictions.  The FCC no longer restricts an entity’s ability to own interests in both cellular frequency blocks in an MSA or RSA market (the so-called “cellular cross interest rule”). Moreover, the FCC no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the cellular cross interest rule and the spectrum cap were designed to address. We believe these changes adopted by the FCC could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. In the absence of any clear FCC guidelines, there is no guarantee that we will be able to acquire spectrum in the future if it overlaps with our existing spectrum holdings and results in a significant aggregation of spectrum. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers, including us, to structure transactions, along with additional business and investment opportunities. We have availed ourselves of spectrum leasing opportunities where they have served a purpose for us.

The FCC may prohibit, or impose conditions on, transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights there under. Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license or a spectrum lease right in an FCC license, is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

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

The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25% of our equity without the need for any action by the FCC. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25% benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25% benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. However, even for these types of investment, the FBI, Department of Justice, and Department of Homeland Security often require the execution of agreements ensuring that foreign investment would not affect law enforcement access to necessary telecommunications facilities. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. While these restrictions could adversely affect our ability to attract additional equity financing, we have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock, or that our ownership, as a whole, exceeds the statutory maximum. However, as a publicly-traded company, we cannot know the exact amount of our stock that is held by foreign entities.

General Regulatory Obligations.  The Communications Act and the FCC’s rules impose a number of requirements upon cellular and PCS licensees. These requirements could increase our costs of doing business.

We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. Some of these fees may be recoverable from our subscribers, in whole or in part, as separate line-item charges.

The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires the availability of certain facilities for the local emergency services provider, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC permits carriers to use either of two technical solutions to meet their E-911 obligations: handset-based solutions that typically utilize a Global Positioning System (GPS) chip embedded in each handset to provide 911 call centers with the geographic coordinates of the caller; and network-based solutions that utilize indirect data from the wireless infrastructure, such as triangulation or other techniques, to derive the caller’s geographic coordinates. Because manufacturers of GSM handsets to date have not produced a handset-based solution for carriers like us that utilize GSM technology, we are compelled to use a network-based E-911 solution in all of our GSM networks. Because of their reliance on indirect data, network-based solutions have performance limitations in achieving FCC- mandated levels of accuracy, particularly in rural areas such as those we serve, where the low density of cell sites is a limiting factor for network-based solution’s location data collection capability. We are currently constructing facilities to implement these capabilities in our markets, although we may be unable to meet all of the requirements imposed by the FCC or meet them on a timely basis, and we cannot state at this time what relief from these regulations may be required, or whether the FCC or the local public safety authorities would grant such relief if we request that they do so.

Moreover, we have acquired systems that were operating with CDMA technologies that utilized a handset-based E-911 solution. Until we complete the planned GSM overlay in such markets and turn off the CDMA networks, we are subject to FCC requirements governing handset-based E911 solutions in those markets. In December 2005 we filed a request for waiver of the December 31, 2005 deadline for meeting certain regulatory requirements dealing with the level of customer penetration for certain types of handsets. Our request is still pending at the FCC. Although filing a timely request for waiver does not excuse noncompliance with the FCC’s E911 rules, subsequent to December 31, 2005, the FCC has granted several requests by other carriers for waiver of the same deadline, which also were filed before the deadline, without any indication in those grants that the filing party was subject to enforcement sanctions for the time between the deadline and the grant. We cannot guarantee that the FCC will act in a similarly favorable fashion on our waiver request.

The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for E-911 costs and expanded the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps. We obtained an interim waiver of these requirements through the period that ended November 19, 2003 for packet-mode services and have requested an additional extension of this waiver through December 31, 2006. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. The FCC has initiated a rulemaking proceeding which may result in new costs and obligations with respect to our packet-mode and other IP-based services. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may impose additional capital obligations on us to make necessary system upgrades.

Because the availability of telephone numbers is dwindling, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets may be partially or wholly contained within the Top 100 MSAs. Further, many states have filed petitions seeking authority to require number pooling outside the top 100 MSAs as well. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the wireless local number portability rules, CMRS carriers are required to port their telephone numbers, provided that they have received a request from another carrier to do so. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests in many of our markets and have met deadlines, as applicable.

The FCC currently requires all CMRS carriers to provide manual roaming capability upon request to any subscriber in good standing to the services of another carrier while such subscriber is located within any portion of the licensee’s licensed service area if such subscriber is using mobile equipment that is technically compatible with the licensee’s service offering; so-called manual roaming requires the roaming subscriber to individually establish a relationship with the host carrier on whose system he or she wants to roam in order to make a call. By contrast, most carriers have created relations with other carriers with compatible technology to allow their subscribers to have automatic roaming, i.e., to originate or terminate a call when they are outside their home territory without taking any special actions. We have agreements with carriers, including Cingular, that provide for automatic roaming for GSM/GPRS/EDGE and TDMA services for roaming subscribers in our markets and that allow our subscribers to roam on the networks of these same carriers when roaming outside of our service area. Such automatic roaming agreements allow us to provide attractive nationwide service offerings to our subscribers. The FCC has initiated a rulemaking to consider whether to require all CMRS carriers to provide automatic roaming to every other carrier and whether to eliminate the manual roaming requirement. If the FCC adopts an automatic roaming requirement, competitive pressures on us may increase because our current non-nationwide competitors may be better able to provide nationwide service offerings using automatic roaming.

The FCC has adopted rules to govern customer billing by CMRS providers and has extended certain billing rules applicable to landline carriers to CMRS carriers. The FCC permits CMRS carriers to use line-item charges on bills to recover certain FCC-related regulatory costs and has preempted state regulation requiring or prohibiting the use of line-item charges. The FCC has also initiated a rulemaking proceeding to determine what costs can be recovered through certain designated line-item charges and the descriptions used for such line-item charges. The outcome of the rulemaking proceeding could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.

The FCC has initiated a proceeding to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon subscribers that prematurely terminate their long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the states where we operate.

The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. Moreover, the FCC amended its rules, effective April 29, 2005, to clarify on a prospective basis that LECs must establish rates for terminating the traffic of a CMRS provider over the LEC’s facilities through negotiations with the CMRS provider and not through a tariff. The FCC is also currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities and at unbundled network element, or UNE, prices from LECs for connections from our wireless base stations and switches to the LEC’s telephone network. In 2005, the FCC made clear that CMRS providers also cannot order transport between LEC facilities on an unbundled basis at UNE prices.

The FCC has adopted rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The FCC retains the right to audit our universal service filings and, as a result of such an audit, to require additional payments. The FCC initiated a rulemaking proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. The FCC’s rules currently require that, to the extent that a carrier recovers the costs of USF contributions from its subscribers in a separate line-item charge, the charge not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We comply with these requirements, which have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program.

Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and, if designated, may receive universal service support for providing service to consumers that reside in certain high cost areas. Support is available on both the federal and state level. Application for ETC status is generally made to the state public service commission. However, certain states have deferred designation in their state to the FCC. Other wireless carriers operating in states where we offer service have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high cost areas. We have been so designated in certain areas of Kentucky, Michigan, Minnesota and Wisconsin. We also have applications pending in New York and Oklahoma. Some designation proceedings can be lengthy and/or adversarial, and could result in increased regulatory obligations. We are contemplating whether to apply in other states, and if so, where else to apply. Success in obtaining ETC status may make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, but also might impose additional regulatory obligations.

Cellular and PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or toll-free800/8xx numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

There are restrictions on a telecommunications carrier’s use of customer proprietary network information (CPNI) for marketing and other purposes without prior customer approval. Given our current marketing activities, these rules have limited potential to impose upon us new costs, obligations or burdens. The FCC, however, has recently initiated a rulemaking to consider additional requirements for the handling, safeguarding and use of CPNI that could, if adopted, increase our regulatory obligations and the costs of providing service to our customers.

Telecommunications carriers are required to make their services accessible to persons with disabilities. The FCC’s rules implementing these requirements generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, the FCC has required CMRS providers to begin selling hearing aid-compatible phones beginning on September 16, 2005. In advance of the September deadline, the FCC decided that until August 1, 2006, it will base the hearing aid-compatibility rating of dual-mode GSM handsets on their operation in the 1900 MHz band only and not in the 850 MHz band. We rely on this temporary waiver relief to comply with the FCC’s handset offering requirements, because GSM handsets that meet the FCC’s rating standard (ANSI C63.19) when operated in the 850 MHz band are not commercially available. Unless the FCC’s rating standard is modified or manufacturers are able to produce GSM handsets that satisfy the current standard when operated in the 850 MHz band, GSM providers, like us, will not be able to meet the FCC’s handset offering requirements after the temporary relief ends on August 1, 2006. Moreover, starting September 18, 2006, the FCC will require mobile service providers to include in their handset offerings a certain number of handsets that meet inductive coupling requirements with hearing aids. Our ability to satisfy this new requirement will depend on the ability of manufacturers to produce compliant handsets. Failure to comply with the hearing aid-compatibility requirements could result in FCC fines.

The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to the rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our long distance CMRS rates between rural and high-cost areas and urban areas. Rate integration requires providers of interexchange services to provide such services to its subscribers in each state at rates no higher than the rates charged in any other state. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how rate integration requirements apply to CMRS offerings, including single-rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

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

The FCC requires wireless carriers to report major network outages. The reporting requirements apply to switches, fiber, microwave radios, E-911, SS7 networks, satellite and other special outages if they meet a certain threshold. Other utility companies, such as wireline companies, have been under such reporting requirements for some time. The FCC uses the reported information to understand the nature of major outages and for the creation of industry standards to mitigate future outages. As a result, we have implemented internal procedures to identify reportable outages and to ensure that we comply with these reporting obligations. The FCC has also initiated a rulemaking to consider whether to expand Emergency Alert System (EAS) obligations that have traditionally applied to broadcasters to other technologies, including wireless. EAS is a national public warning system that, together with other emergency notification mechanisms, is part of an overall public alert and warning system, under the jurisdiction of the Federal Emergency Management Agency. If EAS obligations are expanded to CMRS carriers, then our obligations, operating costs and regulatory burdens will increase.

State, Local and Other Regulation.  States and localities assess taxes and fees on wireless carriers such as us, and these taxes and fees may equal or even exceed federal obligations. The Communications Act, however, preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction; a few states still require notification when we acquire or transfer licenses. Most states still maintain some form of jurisdiction over customer complaints as to the nature or quality of services and as to billing issues. Under the Communications Act, states also may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. Although the outcome of these proceedings is uncertain, the resulting decisions could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry. Moreover, as part of a rulemaking proceeding, the FCC is evaluating the proper statutory interpretation of “other terms and conditions” and the delineation of the separate roles of state and federal regulation that may either increase or decrease the states’ ability to regulate CMRS providers.

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

We cannot ensure that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities that currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

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

Employees

Dobson Cellular Systems, a wholly owned subsidiary of Dobson Communications, provides all supervision, design, construction and management for us under a management agreement entered into in February 2000 that was amended and restated in August 2003 as part of our reorganization. The management services provided include administration, accounting, billing, credit, collection, insurance, purchasing and clerical services; operational, engineering, maintenance and construction services; and marketing, sales and advertising services. To the extent employees of Dobson Cellular Systems perform services for us under the management agreement, we reimburse Dobson Cellular Systems for the allocable cost of the service provided, which for overhead is generally based on the relative size of our populations or subscribers. Because of the services provided by Dobson Cellular Systems under the management agreement, we have no employees of our own.

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

Available Information

Copies of our Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our parent company’s website (www.dobson.net) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our SEC filings are also available from the SEC’s web site at: http://www.sec.gov. The reference to our parent company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. The following are some of the more significant factors that could affect our business and our results of operations. We caution the reader that the list of factors may not be exhaustive. Other factors may exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

We have a history of net losses and a history of being highly leveraged. We may incur additional losses in the future and operating results have and could continue to fluctuate significantly on a quarterly and annual basis. Also, we may need to obtain further financing or refinance current debt, which may or may not be available to us on acceptable terms.

We sustained net losses of $4.7 million for the year ended December 31, 2005 and $25.7 million for the year ended December 31, 2004 and had net income of $129.0 million for the combined year ended December 31, 2003. We may incur additional losses during the next several years while we continue to expend funds to develop our wireless systems and grow our subscriber base.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside of our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless systems, and fluctuations in the demand for our services. We cannot assure you that we will achieve or sustain profitability.

At December 31, 2005, our total indebtedness was $914.8 million and at December 31, 2004, our total indebtedness was $913.8 million. We may need additional borrowings to operate our business or we may have to refinance our current notes at their final maturities. We cannot assure you that we will be able to obtain needed financing or refinance current debt, if that were to be needed to maintain our business strategy.

We depend on roaming revenue for a substantial portion of our total revenue. If our long-term roaming agreements are terminated or the terms of such arrangements become less favorable to us or the amount of roaming traffic under these agreements decrease materially, our business could be harmed.

Our roaming revenue accounted for approximately 22% of our operating revenue for the year ended December 31, 2005, 20% of our operating revenue for the year ended December 31, 2004 and 27% of our operating revenue for the combined year ended December 31, 2003. Cingular Wireless accounted for the vast majority of our roaming minutes-of-use and roaming revenue for these periods. On August 12, 2005, we entered into a new roaming agreement with Cingular Wireless. See “Business-Roaming.” At times, we have experienced, and may in the future experience, declines in our roaming traffic as a result of our roaming partners limiting the ability of their subscribers to roam on our network, particularly in areas where they also provide wireless services. The loss of this roaming traffic could adversely affect our results. With the exception of certain provisions of our operating agreements with Cingular Wireless, generally our roaming agreements do not prohibit our roaming partners from competing directly with us in our markets. Cingular Wireless’ GSM network covers approximately 15% of our covered Pops.

Cingular Wireless may terminate our preferred roaming provider status if we fail to maintain certain technical and quality standards or if we experience a change in control (as defined in our roaming agreement). Our roaming agreement with Cingular Wireless is scheduled to expire on August 12, 2009 and the noncompetition provisions are scheduled to expire June 30, 2008. Cingular Wireless may terminate the noncompetition provisions of our operating agreements if we (a) fail to timely complete our build-out of our GSM network, (b) fail to meet certain technical and quality standards or (c) otherwise breach our agreements with it. To the extent Cingular Wireless terminates our preferred roaming status, enters into preferred roaming agreements with our competitors or competes against us in our markets, it may materially adversely affect our roaming revenue.

Our roaming partners may terminate their agreements with us if our quality of service does not continue to meet designated technical and quality standards or if we are unable to control fraudulent use. Moreover, we cannot assure you that any of our roaming agreements will not be terminated or renegotiated on terms that are less favorable to us. In addition, these agreements provide for scheduled declining roaming rates over the next several years.

In addition, the loss of subscribers by Cingular Wireless could adversely affect our revenue because their loss of customers means that there may be fewer subscribers to roam on our networks.

We may experience a high rate of customer turnover, which would adversely affect our financial performance.

Due to significant competition in the industry and general economic conditions, among other things, an increase in our churn rate may occur and our future rate of customer turnover may be higher than our historical rate or projections. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that may contribute to higher churn include inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class, and, in particular, sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors’ products, services and pricing, network coverage and performance relative to competitors, customer service, and other competitive factors, including the implementation by the FCC of wireless local number portability, or WLNP.

WLNP, allows customers to keep their wireless phone number when switching to a different service provider. We implemented WLNP in all of our markets by the FCC deadline date of May 2004, but portability problems resulting from other carriers’ actions may nevertheless adversely affect us and/or our customers or prospective customers. Our customer churn has increased recently which we believe is due in part to the impact of WLNP. We anticipate WLNP will continue to adversely affect our churn rate and may also increase price competition. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.

The wireless industry is experiencing rapid technological change, and we may lose customers if we fail to keep up with these changes.

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of advanced wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We may lose customers if we fail to keep up with these changes.

We depend on roaming partners to provide service for our subscribers who travel outside of our coverage areas.

We rely on agreements with other wireless communications service providers to provide roaming capabilities to our customers in the areas of the United States that our network does not serve. We may not be able to obtain or maintain roaming agreements with other providers on terms that are acceptable to us. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we provide, the prices of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that are available within our network.

We are controlled by Dobson Communications with whom we have entered into significant transactions. The interest of Dobson Communications and its principal stockholder could conflict with our interests.

We are a wholly-owned subsidiary of Dobson Communications and its subsidiaries. Our board of directors mirrors the Dobson Communications board of directors. Our day-to-day management consists entirely of employees of Dobson Communications. Conflicts of interest may arise as a result of the positions of control and influence of Dobson Communications. Dobson Communications controls our operations, including capital expenditures, system development, sales and marketing and customer service functions. Our directors and officers may make decisions with respect to our strategic direction, corporate opportunities, network and operations that may be more beneficial to Dobson Communications than to us.

In the past, we have entered into significant transactions with Dobson Communications. We describe these transactions under the caption “Related Party Transactions.” We expect to enter into future transactions with Dobson Communications. Although we intend that any future transactions will be on terms at least as favorable to us as those we could obtain from an unaffiliated third party, we cannot assure you that this will be the case or that you will consider the terms we obtain to be advantageous.

In addition, Everett R. Dobson, the chairman of our board of directors, together with certain of his family members, beneficially own shares of Dobson Communications’ outstanding common stock representing approximately 56.9% of the voting power of Dobson Communications’ outstanding voting common stock. As a result, Mr. Dobson controls our business, policies and affairs, including all major corporate transactions. His interests may not be fully aligned with, and could conflict with our interests.

ETC revenues are growing considerably as we gain ETC status in more states, however, if rulings were made to change the current calculation or allocation of ETC revenues, it could have an adverse effect on our financial results.

We have applied for and been granted ETC designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining and maintaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas. However, if changes to the current calculation or allocation of ETC revenues were to be made, it could have an adverse effect on our revenues and thus, our financial results.

We face intense competition from other wireless providers.

The wireless telecommunications industry is highly competitive. The viability of our business will depend upon, among other things, our ability to compete with other providers of wireless telecommunications services, especially on price, reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Some of the providers with which we compete have significant infrastructure in place and have been operational for many years with substantial existing subscriber bases and may have greater capital resources than we do.

As the FCC continues to allocate spectrum to new entrants, we will face new competitors for both mobile and fixed telecommunications services. We will also compete with resellers of wireless communications services in each of our markets. We expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competition, the development and deployment of new technologies, products and services, changes in consumer preferences and demographic trends. With many of our competitors targeting the same customers, we may not be able to attract and retain customers and grow our customer base.

In addition, market prices for wireless services have declined over the last several years and may continue to decline in the future due to increased competition. While we try to maintain or grow our ARPU, we cannot assure you that we will be able to do so. We expect significant competition among wireless providers to continue to drive service and equipment prices lower. This may lead to increasing movement of customers between competitors. If market prices continue to decline it could adversely affect our revenue, which would have a material adverse effect on our financial condition and results of operations. The wireless industry is also experiencing significant technological change. Cable companies and other competitive carriers are providing telecommunications services to the home, and of these, some carriers are providing local and long distance voice services using Voice over Internet Protocol, or VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in increased competition for telecommunications services for both the wireless and wireline industry. As a result of these changes, the future prospects of the wireless and wireline industry and the success of our services remain uncertain.

Our implementation of a new technology has resulted in network capacity constraints, heightened customer churn and increased costs.

Our current networks primarily utilize two distinct digital voice technologies GSM/GPRS/EDGE and TDMA. GSM/GPRS/EDGE has become the predominant global standard. Beginning in 2004 and continuing through 2005, we deployed GSM/GPRS/EDGE technology in all of our networks. However, we have experienced and may continue to experience general periodic technical difficulties and network coverage issues as we further upgrade and enhance our GSM/GPRS/EDGE technology, which may adversely affect the reliability of our network and the quality of our service. In addition, we have expended, and may need to continue to expend additional capital to address these reliability issues, which may include costs associated with engineering, additional equipment and the need for additional spectrum in certain markets. These costs may be significant. As customers migrate from TDMA to GSM/GPRS/EDGE service, some have perceived shortcomings in the coverage and quality of GSM/GPRS/EDGE service which in some cases has led them to switch from our service to the offerings of a competitor, thereby increasing our churn rate. Increased churn rates, as described above, may adversely affect our revenues and profitability and may damage our reputation, which could affect our ability to attract new subscribers. In addition, network quality issues could affect our roaming arrangements. We have experienced network capacity constraints relating to the migration of our TDMA customers to GSM/GPRS/EDGE and continue to attempt to address these issues. To the extent we are required to spend significant amounts on our network, we will have less money available for marketing and subscriber acquisition activities, which would affect the number of new subscribers.

Our transition from TDMA to next generation technologies could continue to have a negative impact on customer satisfaction and retention and our financial results.

We have completed overlaying GSM/GPRS/EDGE networks on our existing TDMA networks, and our customers using TDMA handsets have been migrating to handsets using the upgraded technology. As these customers continue to migrate and as roaming usage by our roaming partners’ GSM/GPRS/EDGE or TDMA customer’s increases, we must allocate spectrum and capacity based on anticipated customer usage of the existing and new technologies. If we do not allocate spectrum and capacity appropriately, our service quality could continue to suffer, and our customer satisfaction and retention could continue to decrease, which could have an adverse effect on our results of operations. In addition, as our current customers continue to migrate from TDMA handsets to GSM/GPRS/EDGE handsets, our cost of equipment may increase as a result of increases in handset subsidies that we give to subscribers purchasing new handsets. In addition, transitioning spectrum capacity from TDMA networks to GSM/GPRS/EDGE networks also leads to increases in equipment costs. In certain markets, we may need additional spectrum. We cannot assure you that additional spectrum will be available on acceptable terms or that we will have sufficient sources of financing.

Further, reliance on our customer service functions may increase as we upgrade our wireless systems. Our inability to timely and efficiently meet the demands for these services could continue to lead to customer dissatisfaction and decreased retention. We may also experience increased billing and technical support costs as a result of maintaining both TDMA and upgraded networks in our service areas, which would adversely affect our results of operations.

Our choice for the next generation of technology, EDGE, is a new technology and could quickly become obsolete and/or not commercially accepted, which could result in a delay in offering new services.

New high-speed wireless services are now being offered by wireless carriers in the United States. These services combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing second-generation networks. We have chosen the EDGE technology to enhance the performance of our network to accommodate these new services. Cingular Wireless also has chosen EDGE, but we believe that there will be multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that EDGE could be inadequate or become obsolete. In addition, EDGE could receive less active support from equipment vendors and/or be less commercially accepted by users, which could be detrimental to our competitive position, financial condition and results of operations.

System failures could result in reduced user traffic and reduced revenue and could harm our reputation.

Our technical infrastructure (including our network infrastructure for mobile telecommunications services and our internal network infrastructure supporting functions such as billing and customer care) is vulnerable to damage or interruption from information and telecommunication technology failures, power loss, floods, windstorms, fires, earthquakes, terrorism, intentional wrongdoing and similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. Any of these occurrences could result in reduced user traffic, higher churn, reduced revenues, and increased costs, and could harm our reputation and have a material adverse effect on our business.

We have committed a substantial amount of capital and will need to continue to provide substantial amounts of capital to continuously upgrade and enhance our wireless voice networks to offer advanced data services, but there can be no assurance that widespread demand for these services will develop.

While demand for our advanced data services is growing, it is currently a small portion of our revenues. Continued growth in wireless data services is dependent on increased development and availability of popular applications and improved availability of handsets and other wireless devices with features, functionality and pricing desired by customers. If our choice for next generation technology, EDGE, does not have ample applications and devices developed for its use or does not become commercially acceptable, our revenues and competitive position would be materially and adversely affected. We cannot give assurance that there will be significant demand for advanced wireless data services or that data revenues will constitute a significant portion of our total revenues in the near future, nor can we provide assurance that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

The restrictive covenants in our debt instruments may limit our operating flexibility. Our failure to comply with these covenants could result in defaults under our debt instruments even though we may be able to meet our debt service obligations.

The instruments governing our debt instruments impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability to incur additional indebtedness, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, engage in sale and leaseback transactions, create liens and engage in certain types of mergers or acquisitions. Our future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, the note holders or lenders under any debt instrument could declare a default under the terms of the relevant indebtedness even though we are able to meet debt service obligations and, because our indebtedness has cross-default and cross-acceleration provisions, could cause all of our debt to become immediately due and payable.

We cannot assure you that we would have sufficient funds available, or that we would have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, we cannot assure you that the terms would be favorable to us.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we may not be able to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis or favor our competition over us, our subscriber growth and operating results of our operating companies could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one of a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel and Ericsson. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis or at all.

Our operations are subject to governmental regulation that could have an adverse effect on our business.

The telecommunications industry is subject to federal, state and other regulations that are continually evolving. The FCC and state regulatory agencies continue to issue rules implementing the requirements of the Telecommunications Act of 1996, or the 1996 Act, as well as in furtherance of other regulatory objectives. We are subject to siting regulations which could materially affect our ability to build new cell sites and expand our coverage.

As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on our results of operations. For a more detailed description of the regulatory framework we operate in, see “Business-Regulation.” Further, federal or state governments could make regulations or take other actions that might have a material adverse effect on our business. The changes could materially and adversely affect our business prospects and operating results.

In addition, all telecommunications service providers are obligated to contribute to the federal Universal Service Fund in accordance with a formula presently based upon a percentage of interstate revenue. The contribution formula may change in ways that would materially adversely affect us. Universal Service Funds are used, among other things, to provide local telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.

We are subject to environmental regulation and environmental compliance expenditures and liabilities.

Our business is subject to many environmental laws and regulations, particularly with respect to owned or leased real property underlying our tower sites. Compliance with these laws and regulations is a factor in our business. We have incurred and expect to continue to incur expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions. In addition to operational standards, environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation. We could become liable, either contractually or by operation of law, for such remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Based on the environmental site assessments conducted for owned or leased sites, we are not aware of any existing conditions that are likely to result in material costs or liabilities to us. However, there can be no assurance that such conditions do not exist or that all potential instances of soil or groundwater contamination have been identified, even where site assessments have been conducted. Moreover, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to material remediation costs.

The loss of any of our licenses could adversely affect our ability to provide wireless service.

In the United States, cellular, personal communications services and microwave licenses are valid for ten years from the effective date of the license. Failure to renew a license will result in the loss of a licensee’s right to use the frequencies covered by the expired license. Licensees may renew their licenses for additional ten year periods by filing a renewal application with the FCC. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Although to date the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term, the FCC may deny our license renewal applications for cause after appropriate notice and hearing. Denial of any renewal application could adversely affect our ability to continue to provide service in that license area.

We may not be able to obtain additional spectrum, which may adversely affect our ability to implement our business plan.

We also may be required to obtain additional spectrum in our service areas to facilitate upgrades of our existing networks. We may seek to acquire additional spectrum, including through participation as a bidder, or member of a bidding group, in auctions administered by the FCC. We may not be able to acquire any additional spectrum or the additional capital necessary for such acquisition may not be available to us on acceptable terms or at all. If sufficient additional capital is not available to us for any such spectrum acquisition, the amount of funding available to us for our existing business would be reduced. In some of our service areas, additional spectrum may not be available on commercially reasonable terms or at all. The acquisition of additional spectrum also requires approval by the FCC. Failure to obtain additional spectrum may cause delays in our upgrades or result in other network issues, which could have a negative impact on our roaming arrangements.

We depend in large part on the efforts of our parent company’s key personnel. The loss of our key personnel in a competitive employment environment could affect our growth and future success.

Our future success depends in large part on the continued employment of our key employees. There is intense competition for qualified personnel in our industry, and the limited availability of qualified individuals could become an issue of increasing concern in the future. Our financial condition depends upon qualified personnel successfully implementing our business plan. If we lose any of our key employees, our business could be adversely affected.

We may not be able to successfully integrate acquired or exchanged properties, which could have an adverse effect on our financial results.

We seek to improve our networks and service areas through selective acquisitions of other providers’ properties and other assets, and we may exchange our properties or assets for those properties and assets. We will be required to integrate into our operations any properties we acquire, which may have network technologies, billing systems, customer care systems, and other operational characteristics that differ significantly from those of our networks. If we are unsuccessful in integrating such acquisitions or exchanges, our results of operations may be harmed.

Concerns that the use of wireless handsets may pose health and safety risks may discourage the use of our wireless handsets. In addition, the costs relating to compliance with safety requirements, requirements to provide access to persons with disabilities, and potential litigation could have a material adverse effect on our business, financial condition and results of operations.

Media reports have suggested and lawsuits have been filed against wireless service providers, including us, and equipment manufacturers alleging that radio frequency emissions from wireless handsets may be linked with health risks, including cancer, and interference with various electronic medical devices, including hearing aids and pacemakers. To the extent we are named in any such litigation, we will be forced to defend ourselves. If we do not prevail in such litigation, or are forced to pay damages, we could experience a material adverse effect on our business, financial condition or results of operations. Due to our size, we are unable to influence the design and manufacturing of wireless equipment. Concerns over radio frequency emissions may discourage the use of wireless communications devices, which could adversely affect our business. In addition, the FCC requires that certain transmitters, including mobile and portable transmitting devices used in wireless handsets, meet specific radio frequency exposure standards. The FCC also requires that providers of telecommunications services ensure that the services are accessible to and usable by individuals with disabilities, if readily achievable. Compliance with any new restrictions could materially increase our costs. Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless devices and decrease our revenues from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards, adverse publicity and further government regulation. Any or all of these results, if they occur, could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are in Oklahoma City, Oklahoma. We utilize all three customer service centers operated by Dobson Cellular Systems. Of the three customer service centers we utilize, one is leased by us in our existing wireless market located in Duluth, Minnesota. In addition, our wireless operations leased approximately 80 retail locations throughout our markets. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

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

There is no established trading market for our common stock. As of March 10, 2006, Dobson JV Company and Dobson Communications Corporation were the sole holders of record of our common stock.

The instruments governing our outstanding debt securities restrict our ability to pay dividends and make other distributions on our common stock.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical consolidated financial data and that of our predecessor, American Cellular. We derived this consolidated financial data as of December 31, 2005, December 31, 2004, for the period from formation (June 23, 2003) through December 31, 2003, for the period from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002 from the consolidated financial statements, which have been audited by KPMG LLP. We derived the consolidated financial data as of December 31, 2001 and for the year ended December 31, 2001 from the consolidated financial statements audited by Arthur Andersen LLP.

American Cellular was formed on February 26, 1998 and began operations on July 1, 1998, after it acquired PriCellular. On February 25, 2000, American Cellular was acquired by an equally owned joint venture between AT&T Wireless and Dobson Communications. On June 23, 2003, a wholly owned, indirect subsidiary of Dobson Communications, ACC Escrow Corp., was formed and began operations on August 8, 2003. ACC Escrow Corp. was merged into American Cellular on August 19, 2003, creating the current, American Cellular. As a result, we became a wholly owned, indirect subsidiary of Dobson Communications. The information set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

				The Predecessor Company
			Period from
			formation	Period from
			(June 23,	January 1,
	Year Ended	Year Ended	2003) to	2003 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	August 18,	December 31,	December 31,
	2005	2004	2003	2003	2002	2001
	($ in thousands)

Statement of Operations Data:
Total operating revenue	$489,562	$433,375	$162,623	$288,726	$452,830	$417,243
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	117,747	99,230	35,460	62,225	110,412	106,707
Cost of equipment	51,107	45,102	15,104	23,618	34,206	37,182
Marketing and selling	59,270	56,765	21,017	31,180	57,623	56,462
General and administrative	89,792	89,038	31,210	44,435	70,291	60,944
Impairment of goodwill	—	—	—	—	800,894	—
Depreciation and amortization	85,283	83,310	28,647	43,591	66,746	182,637
Gain on disposition of operating assets	(2,269)	—	—	—	—	—

Total operating expenses	400,930	373,445	131,438	205,049	1,140,172	443,932

				The Predecessor Company
			Period from
			formation	Period from
			(June 23,	January 1,
	Year Ended	Year Ended	2003) to	2003 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	August 18,	December 31,	December 31,
	2005	2004	2003	2003	2002	2001
	($ in thousands)

Operating income (loss)	88,632	59,930	31,185	83,677	(687,342)	(26,689)
Interest expense	(95,126)	(94,796)	(37,773)	(78,136)	(142,003)	(165,457)
Dividends on mandatorily redeemable preferred stock	—	—	—	(704)	—	—
Restructuring gain	—	—	—	211,306	—	—
Other (expense) income, net	(1,725)	(2,440)	(426)	(538)	1,387	3,723
Income tax benefit (expense)	3,553	11,605	2,665	(82,257)	14,383	52,199

(Loss) income from continuing operations	(4,666)	(25,701)	(4,349)	133,348	(813,575)	(136,224)
Loss from discontinued operations, net of income taxes	—	—	—	—	(654)	(1,439)
Gain from sale of discontinued operations, net of income taxes	—	—	—	—	13,472
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(281,640)	—

Net (loss) income	(4,666)	(25,701)	(4,349)	133,348	(1,082,397)	(137,663)
Dividends on preferred stock	—	—	—	(2,546)	(4,661)	(2,139)

Net (loss) income applicable to common stockholders	$(4,666)	$(25,701)	$(4,349)	$130,802	$(1,087,058)	$(139,802)

				The Predecessor Company
	As of December 31
	2005	2004	2003	2002	2001
	($ in thousands)

Balance Sheet Data:
Cash and cash equivalents	$76,611	$41,489	$27,505	$15,866	$5,962
Property, plant and equipment, net	158,286	177,142	205,200	185,935	203,168
Intangibles, net	1,310,942	1,316,320	1,332,991	915,845	2,192,133
Total assets	1,606,484	1,588,279	1,625,008	1,209,918	2,699,030
Redeemable preferred stock	—	—	—	35,000	35,000
Current portion of long-term debt	—	—	—	1,588,509	46,909
Long term debt, net of current portion (1)	914,794	913,774	912,851	—	1,760,208
Stockholders’ equity (deficit)	424,932	429,598	455,299	(528,275)	544,563

(1)	Long-term debt is shown net of any discounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To affect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009, which we refer to as our existing notes. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned, indirect subsidiary of Dobson Communications. To provide a more comparable basis for discussion of our financial results and operations, we have provided the combined results from our predecessor company for the period from January 1, 2003 through August 18, 2003, together with our results for the period from formation (June 23, 2003) through December 31, 2003, for 2003, along with our results for 2004 and 2005. We believe that the combined operating presentation is not materially impacted by the change in basis as a result of the August 19, 2003 acquisition. The primary changes are reflected in identifiable intangible assets, goodwill, and stockholders’ equity.

Management’s Strategy

Our business strategy is to attract and retain valuable customers by providing them with a relationship that will be as meaningful to them as it is to us. We strive to retain this relationship by focusing on the following areas.

•	Providing quality customer service through retail stores, a direct sales force and customer service centers that offer 24-hour services.

•	Continuing to evaluate the deployment of new and enhanced products and services on an ongoing basis to provide our customers with access to the best available wireless technology. Some of these new technologies and features include wireless e-mail access and Internet access, including BlackBerry® handheld devices.

•	Dedication to providing the latest technology we believe to be useful, such as GSM/GPRS/EDGE products. We believe our GSM/GPRS/EDGE product offerings provide a more attractive value proposition to our subscribers compared to TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services.

•	Continuing to develop and maintain strategic roaming relationships with other wireless carriers, such as Cingular Wireless, which allows our subscribers and the subscribers of Cingular Wireless to roam on each other’s networks at favorable rates. Our roaming agreements with Cingular Wireless designates us as the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and, under certain circumstances, provide that we are the exclusive provider of such services in our markets. We believe our roaming relationships allow us to offer our subscribers attractive rate plans that include the footprints of Cingular Wireless and our other roaming partners as “home” territories.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. We believe it is necessary for an understanding of our significant accounting policies to read the information below in conjunction with Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Form 10-K. These other significant accounting policies are important to develop an understanding of our consolidated financial statements. Policies related to revenue recognition, financial instruments and business combinations require judgments on complex matters that are often subject to multiple sources of authoritative guidance.

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

Property, Plant and Equipment and Other Definite Life Assets

We depreciate our property, plant and equipment and amortize our customer lists and certain other identifiable intangible assets over their estimated useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. The factors used to determine these estimates include technological advances, obsolescence, expected migration to newer transmission standards and services, regulatory requirements and the churn rate of our customers.

Also, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgment must be exercised in determining when such an event or change in circumstances has occurred. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset. We also must use judgment in determining expected future cash flows. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.

Customer lists consist of amounts allocated for wireless customer lists as part of an acquisition. Amortization of customer list acquisition costs are based upon our historical and projected lives of our acquired customers. Previously our customer list acquisition costs were being amortized on a straight-line basis over five years. Based on our most recent analysis of our acquired customers, we began amortizing our customer list over four years beginning in October of 2005. This reduction in the remaining useful lives accelerated the amortization of our customer lists resulting in an increase in amortization expense totaling approximately $2.2 million for 2005, $8.7 million for 2006 and approximately $0.5 million for 2007.

As a result of technological advances, which led to our upgrade to GSM/GPRS/EDGE technology during 2004, we reassessed the useful lives and carrying values of our TDMA network assets. While no impairment was noted, this assessment did result in the reduction of our remaining useful lives for these TDMA network assets during 2004. This reduction in the remaining useful lives resulted in an annual increase in depreciation expense totaling $1.8 million in 2005 and continues through 2007.

Goodwill and Wireless License Acquisition Costs

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we continually assess the useful lives of our intangible assets, including goodwill and wireless license acquisition costs. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. We test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. Using judgment, we must also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life for the wireless license acquisition costs.

To complete this evaluation for our wireless license acquisition costs, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. We determine the fair value of our wireless license acquisition costs based on their expected future discounted cash flows. The value of the wireless license acquisition costs is based upon a “start-up” basis that separates the value of our customer contracts and other intangible assets from the pure underlying wireless license. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. For purposes of this comparison, it is our policy to aggregate all of our wireless license acquisition costs. For goodwill, there is a two-step approach for assessing impairment. The first step requires us to compare the fair value of our enterprise to our carrying value, including goodwill. If our carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of our enterprise goodwill with the carrying amount of our goodwill. To calculate the implied fair value of goodwill we perform a hypothetical purchase price allocation to determine the fair value of all of our assets, with the implied goodwill amount being the difference between the enterprise fair value and the aggregate of the identified asset fair values. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for the difference. The critical factors used in the determination of fair values of the enterprise and of the identifiable intangible assets include the discount rate, our cost of capital, cash flow multiples, expansion and infrastructure costs, other carriers’ multiples, expected customer growth rates, churn factors, service upgrade trends, and operating cost trends. Therefore, determining fair values and expected future discounted cash flows involves significant judgment on our part. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.

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

ACQUISITIONS

Acquisition of Pennsylvania 4 RSA

On September 13, 2005, we acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We are operating Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, we have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, our acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million. We plan to upgrade Endless Mountains’ network with GPRS/EDGE data capability. We offer products and services in Pennsylvania 4 RSA under the CELLULARONE® service mark.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS

On August 12, 2005, we entered into a new, multi-year operating agreement with Cingular Wireless, our primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular

Wireless and the former AT&T Wireless entity, establishes a new roaming rate structure that is effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	mutual agreement to lower roaming rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009; and

•	we received approximately $0.8 million from Cingular as a settlement for prior claims under various agreements between us and the former AT&T Wireless, and have and will continue to receive certain formula-based residual payments in connection with such settlement through mid-2008 at the latest;

•	the new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table summarizes our key operating data for the periods indicated:

	December 31,
	2005	2004	2003

Market population(1)	5,166,500	5,069,900	4,997,000
Ending subscribers	669,700	710,000	709,200
Market penetration(2)	13.0%	14.0%	14.2%
Gross subscriber additions	209,900	195,800	199,400
Average subscribers	691,800	712,700	698,500
Average monthly service revenue per subscriber(3)	$43	$38	$37
Average monthly post-paid churn(4)	2.5%	1.9%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The 2005 and 2004 results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, and the 2003 results are based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation

As previously explained, the combined year ended December 31, 2003 combines the results of operations for the period from January 1, 2003 through August 18, 2003 (the period prior to our acquisition by Dobson Communications) and the results of operations for the period from formation (June 23, 2003) through December 31, 2003 (the period subsequent to our acquisition by Dobson Communications). For comparison purposes, any reference in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to the period ended December 31, 2003 refers to the combined period ended December 31, 2003. The following table sets forth the components of our results of operations, excluding effects of the 2003 gain on restructuring, for the periods indicated:

			For the period	For the period
			from	from formation
			January 1, 2003	(June 23, 2003)	Combined
	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	August 18,	December 31,	December 31,	Percentage Changes
	2005	2004	2003	2003	2003	05 vs. 04	04 vs. 03
	($ in thousands)

Operating revenue:
Service revenue	$360,059	$327,322	$195,787	$117,002	$312,789	10.0%	4.6%
Roaming revenue	108,208	87,870	82,387	39,948	122,335	23.1%	(28.2)%
Equipment and other revenue	21,295	18,183	10,552	5,673	16,225	17.1%	12.1%

Total operating revenue	489,562	433,375	288,726	162,623	451,349	13.0%	(4.0)%

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	117,747	99,230	62,225	35,460	97,685	18.7%	1.6%
Cost of equipment	51,107	45,102	23,618	15,104	38,722	13.3%	16.5%
Marketing and selling	59,270	56,765	31,180	21,017	52,197	4.4%	8.8%
General and administrative	89,792	89,038	44,435	31,210	75,645	0.8%	17.7%
Depreciation and amortization	85,283	83,310	43,591	28,647	72,238	2.4%	15.3%
Gain on disposition of operating assets	(2,269)	—	—	—	—	*	*

Total operating expenses	400,930	373,445	205,049	131,438	336,487	7.4%	11.0%

Operating income	88,632	59,930	83,677	31,185	114,862	47.9%	(47.8)%
Interest expense	(95,126)	(94,796)	(78,136)	(37,773)	(115,909)	0.3%	(18.2)%
Dividends on mandatorily redeemable preferred stock	—	—	(704)	—	(704)	*	*
Other expense, net	(1,725)	(2,440)	(538)	(426)	(964)	(29.3)%	153.1%

(Loss) income before income taxes	(8,219)	(37,306)	4,299	(7,014)	(2,715)	78.0%	(1,274.1)%
Income tax benefit (expense)	3,553	11,605	(1,960)	2,665	705	*	*

(Loss) income before gain on restructuring	$(4,666)	$(25,701)	$2,339	$(4,349)	$(2,010)	81.8%	(1,178.7)%

*	Calculation is not meaningful

Subscribers

Our subscriber base comprises three types of subscribers; post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 88.7% of our subscriber base at December 31, 2005 and 91.7% at December 31, 2004. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 8.4% of our total subscriber base at December 31, 2005 and 6.4% at December 31, 2004. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 2.9% of our subscriber base at December 31, 2005 and 1.9% at December 31, 2004.

During the year ended December 31, 2005, we experienced an increase in gross subscriber additions. In recent past, our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. However, our deployment of GSM/GPRS/EDGE in our networks during 2004 and 2005 has helped this decline to level off and result in growth in our gross subscriber additions for the year ended December 31, 2005. As of December 31, 2005, GSM subscribers accounted for 66.4% of our subscriber base, compared to 25.9% as of December 31, 2004.

Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/GPRS/EDGE network and in managing the migration of our customer base from TDMA to GSM. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve the quality of our networks. Secondly, WLNP, which allows customers to keep their wireless phone number in their local area when switching to another service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. In recent past, this decline in revenue per minute, although it was somewhat offset by increases in average minutes-of-use, resulted in the decline of our average monthly service revenue per subscriber. However, with the deployment of our GSM/GPRS/EDGE technology in the last half of 2004, we have experienced increases in our average monthly service revenue per subscriber from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. ETC revenue totaled approximately $12.8 million for the year ended December 31, 2005 and $2.4 million for the year ended December 31, 2004. With our additional voice and data offerings available with GSM/GPRS/EDGE technology and with our ETC designation in certain states, we believe there is continued growth opportunity throughout 2006 for our average monthly service revenue per subscriber.

For the year ended December 31, 2005, our service revenue increased compared to the years ended December 31, 2004 and 2003. This increase in our service revenue for the year ended December 31, 2005 and 2004, was primarily attributable to an increase in average monthly service revenue per subscriber, as a result of the migration of our subscribers to our GSM/GPRS/EDGE offerings and ETC revenue.

Roaming Revenue

We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield

(roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.13 for the year ended December 31, 2005, $0.15 for the year ended December 31, 2004 and $0.21 for the combined year ended December 31, 2003. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, which accounted for approximately 89% of our roaming minutes-of-use for the year ended December 31, 2005, approximately 91% for the year ended December 31, 2004 and approximately 87% for the combined year ended December 31, 2003. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

For the year ended December 31, 2005, our roaming revenue increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, our roaming minutes increased 42.7% due to expanded coverage areas and increased usage; however it was partially offset by a 13.7% decrease in roaming revenue per minute-of-use as contractual rates were lower for the year ended December 31, 2005, compared to the same period in 2004. When comparing 2004 to 2003, our roaming revenue per minute-of-use decreased by 30.8% as contractual rates decreased during 2004, however it was partially offset by a 3.8% increase in roaming minutes due to expanded coverage areas and increased usage.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to a settlement for prior claims and residual payments under various agreements between us and the former AT&T Wireless and rental income from the lease of space on company-owned towers, prior to their sale in June and October of 2005.

For the year ended December 31, 2005, our equipment and other revenue increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, the increase in our equipment and other revenue related to an increase in equipment revenue due to the increased numbers of phones sold, payments of approximately $1.1 million related to a settlement for prior claims and residual payments under various agreements between us and the former AT&T Wireless and increases in activation fees charged to customers, partially offset by decreases in rental income due to the sale of our towers in 2005. When comparing 2004 to 2003, the increase in equipment and other revenue was primarily a result of an increase in purchases of new handsets due to an increase in the number of customers upgrading to new rate plans. Many of these customers were upgrading to our new GSM/GPRS/EDGE rate plans.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of Service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, we recently signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005, to a flat rate that will remain constant through mid-2009. While future rate charges by other third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than the per minute costs will decline. Therefore, we expect that our roaming costs may increase in future periods. In addition, as a result of the sale and leaseback of 205 of our towers in 2005, we expect our leasing costs to increase in future periods, thus increasing our total cost of service.

The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)

Network costs	$84,839	72.1%	$63,019	63.5%	$55,225	56.5%
Roaming costs	32,908	27.9%	36,211	36.5%	42,460	43.5%

Total cost of service	$117,747	100.0%	$99,230	100.0%	$97,685	100.0%

For the year ended December 31, 2005, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased compared to the years ended December 31, 2004 and 2003. This increase is a result of adding new circuits and cell sites related to our new GSM/GPRS/EDGE network, as well as increasing costs as a result of providing more service features, such as handset replacement coverage and wireless Internet and an increase in rent expense related to our towers we sold in 2005 (described below). When comparing 2004 to 2003, this increase was primarily due to the addition of new circuits and cell sites related to our new GSM/GPRS/EDGE network, which was built-out primarily in late 2003 and the first half of 2004, along with credits received in 2003 from certain of our network service providers.

For the year ended December 31, 2005, roaming costs decreased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this decrease was the result of a 36.0% decrease in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2005 compared to the year ended December 31, 2004, offset by a 41.9% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing 2004 to 2003, this decrease was the result of a 23.1% decline in rates charged by certain of our network service providers resulting from new lower rate agreements, offset by a 10.8% increase in the minutes used by our customers on third-party wireless providers’ networks. With the continued migration of our customer base to GSM/GPRS/EDGE rate plans, which promote more off-network usage, we expect our minutes-of-use by our customers on third-party wireless providers’ networks to continue to increase.

Cost of Equipment

Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on sales of phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. Although gross subscriber additions during 2006 may increase compared to the 2004 and 2005 levels, customer upgrades are expected to be less. Therefore, we expect our cost of equipment to remain fairly constant during 2006.

For the year ended December 31, 2005, our cost of equipment increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase in cost of equipment is due to an increase in gross subscriber additions and an increase in the number of customers upgrading to new rate plans and purchasing new handsets. When comparing 2004 to 2003, cost of equipment increased due to an increase in the average cost of handsets sold to customers and an increase in the number of customers upgrading to new rate plans and purchasing new handsets. As previously noted, most of these customers are upgrading to our new GSM/GPRS/EDGE rate plans.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.

For the year ended December 31, 2005, our marketing and selling costs increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase was due to an increase in advertising costs spent to promote our GSM/GPRS/EDGE rate plans, along with an increase in commissions paid as a result of an increase in gross subscriber additions. When comparing 2004 to 2003, marketing and selling costs increased due to an increase in advertising costs spent to launch our GSM/GPRS/EDGE rate plans, which more than offset any decreases from our decrease in gross subscriber additions during 2004 compared to 2003.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the year ended December 31, 2005, our general and administrative costs increased compared to the years ended December 31, 2004 and 2003. The increase in our general and administrative costs was a result of increased infrastructure costs resulting from the overall growth of our business.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets, primarily wireless systems and equipment, and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During 2005, the increases in depreciation and amortization, as a result of newly acquired or constructed assets, were mostly offset as older assets became fully depreciated. Thus, for the year ended December 31, 2005, our depreciation and amortization expense remained fairly constant compared to the year ended December 31, 2004. When comparing 2004 to 2003, depreciation and amortization expense increased due to fixed assets acquired or constructed, primarily from our GSM/GPRS/EDGE network buildout in 2003 and 2004. During 2006, we expect our depreciation and amortization expense to increase slightly due to accelerating the amortization of our customer lists.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the year ended December 31, 2005, was a result of the sale and leaseback of 205 of our towers in 2005. At June 30, 2005, we recognized $0.9 million of the gain from the transactions and we deferred the remaining gain of $27.9 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of $2.8 million per year over the life of the lease.

Non-Operating Results

Interest Expense

For the year ended December 31, 2005, our interest expense remained fairly constant compared to the year ended December 31, 2004. This is the result of fixed interest rates on all of our outstanding debt. When comparing the year ended December 31, 2004 to the year ended December 31, 2003, interest expense decreased. This decrease resulted primarily from the reduction of our total debt, which occurred during August 2003 when we paid off our outstanding credit facility.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the sale of debt securities and infusions of equity capital from our parent company, Dobson Communications Corporation. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technical and competitive developments that may arise.

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

Working Capital and Net Cash Flow

At December 31, 2005, we had working capital of $55.5 million, a ratio of current assets to current liabilities of 1.7:1 and an unrestricted cash balance of $76.6 million, which compares to working capital of $13.6 million, a ratio of current assets to current liabilities of 1.2:1 and an unrestricted cash balance of $41.5 million at December 31, 2004.

Our net cash provided by operating activities totaled $75.9 million for the year ended December 31, 2005, compared to $35.9 million for the year ended December 31, 2004 and $87.3 million for the combined year ended December 31, 2003. The increase from 2004 to 2005 was primarily due to an increase in our operating income, which generated more net cash receipts in 2005 than in 2004 and changes in current assets and current liabilities. The decrease from 2003 to 2004 was primarily due to a decrease in our operating income and changes in our current assets and liabilities, which required more net cash payments in 2004 than in 2003. For additional analysis of the changes impacting operating income see “Results of Operations for the Years Ended December 31, 2005, 2004 and 2003.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the years ended December 31, 2005, 2004 and 2003. Investing activities are primarily related to capital expenditures, acquisitions and proceeds from tower sales. Our net cash used in investing activities for the year ended December 31, 2005 primarily related to capital expenditures of $47.6 million and our acquisition of Pennsylvania 4 RSA on September 13, 2005, partially offset by proceeds from our tower sales and leasebacks. Our capital expenditures were $39.4 million for the year ended December 31, 2004, and $77.4 million for the combined year ended December 31, 2003. During 2006, we expect capital expenditures to remain fairly constant with 2005 amounts as a result of the continued development and improvement of our GSM/GPRS/EDGE technology in our markets.

We used cash in financing activities for the years ended December 31, 2005 and 2004 and we received cash from financing activities for the combined year ended December 31, 2003. Financing activities are typically related to proceeds from long-term debt, repayments of long-term debt, deferred financing costs associated with long-term debt and purchases of debt and equity securities. For future expected payments of long-term debt, see the “Contractual Obligations” table included below.

Capital Resources

During 2001, we sold, in two transactions, $700.0 million principal amount of 9.5% senior subordinated notes due 2009, at a discount of $6.9 million. The discount is being amortized over the life of the notes. In August 2003, as part of our restructuring, holders of $681.9 million outstanding principal amount of these senior subordinated notes received approximately $48.7 million in cash, 43.9 million shares of Dobson Communications’ Class A common stock, and 681,900 shares of Dobson Communications’ Series F preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock. At December 31, 2005, we had outstanding $18.1 million principal amount of our 9.5% senior subordinated notes.

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

Capital Expenditures and Commitments

Our capital expenditures were $47.6 million for the year ended December 31, 2005. The majority of these expenditures were spent to expand the capacity of our GSM/GPRS/EDGE network, support the addition of new GSM/GPRS/EDGE cell sites, upgrade acquired networks and fund certain mandates to comply with the requirements of E-911 Phase II. We plan to spend approximately $52 million for capital expenditures during 2006, as we continue to develop and improve our GSM/GPRS/EDGE wireless network.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

Contractual Obligations

The table below sets forth all of our contractual cash obligations, as of December 31, 2005:

Contractual Cash Obligations	2006	2007-2008	2009-2010	2011 and after
	($ in thousands)

Long-term debt	$—	$—	$14,794	$900,000
Operating leases	22,266	36,737	27,087	29,163
Purchase obligations	183	14,100	—	—

Total contractual cash obligations	$22,449	$50,837	$41,881	$929,163

In addition, we are required to make cash interest payments on our 10.0% senior notes due 2011 and our 9.5% senior subordinated notes due 2009. Based on outstanding principal amounts at December 31, 2005, cash interest on our long-term debt is as follows:

•	$90.0 million annually through maturity in 2011 on American Cellular’s 10.0% senior notes; and

•	$1.7 million annually through maturity in 2009 on American Cellular’s 9.5% senior subordinated notes.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations include all legally binding contracts such as firm commitments for service, inventory purchases, capital expenditures, software acquisition/licenses and non-cancelable purchase orders that meet the definition of a “purchase obligation.”

We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/GPRS/EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of December 31, 2005, approximately $15.6 million of this commitment has been fulfilled. The remaining commitment of approximately $14.1 million is included in the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions

Dobson Communications, our parent, provides certain services to us. Certain costs incurred by Dobson Communications are shared costs between us and Dobson Communications. These shared costs are allocated between us and Dobson Communications primarily based on each of our pro rata population coverage and subscribers. Shared costs allocated to us from Dobson Communications were $37.9 million for the year ended December 31, 2005, $38.0 million for the year ended December 31, 2004 and $28.5 million for the combined year ended December 31, 2003. In addition, we reimbursed Dobson Communications for other expenses incurred by them on our behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to our operations, totaling $40.7 million for the year ended December 31, 2005, $46.4 million for the year ended December 31, 2004 and $42.8 million for the combined year ended December 31, 2003.

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

Aggregate expenses are generally allocated under these agreements based on either a fixed fee or the greater of a minimum specified fee or usage. Our aggregate expenses under these agreements were $12.0 million for the year ended December 31, 2005, $7.0 million for the year ended December 31, 2004 and $6.2 million for the combined year ended December 31, 2003.

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

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At December 31, 2005, we were not involved with any derivatives or other financial instruments, and all of our outstanding long-term debt bore interest at fixed rates.

At December 31, 2005, we had long-term debt outstanding of $914.8 million, all of which bears interest at fixed rates, compared to $913.8 million at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Cellular Corporation and Subsidiaries (And the Predecessor Company)
Report of Independent Registered Public Accounting Firm	45
Report of Independent Registered Public Accounting Firm (the Predecessor Company)	46
Consolidated balance sheets as of December 31, 2005 and 2004	47
Consolidated statements of operations for the years ended December 31, 2005 and 2004, the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor period from January 1, 2003 through August 18, 2003	48
Consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2005 and 2004, the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor period from January 1, 2003 through August 18, 2003	49
Consolidated statements of cash flows for the years ended December 31, 2005 and 2004, the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor period from January 1, 2003 through August 18, 2003	50
Notes to consolidated financial statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
American Cellular Corporation:

We have audited the accompanying consolidated balance sheets of American Cellular Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from June 23, 2003 (formation date) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from June 23, 2003 (formation date) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Oklahoma City, Oklahoma
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
American Cellular Corporation:

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of American Cellular Corporation and subsidiaries (the Company) for the period from January 1, 2003 through August 18, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Cellular Corporation and subsidiaries for the period from January 1, 2003 through August 18, 2003 in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, as of August 19, 2003, the Company entered into a series of transactions that resulted in the Company becoming a wholly owned, indirect subsidiary of Dobson Communications Corporation. The financial statements for the periods prior to the reorganization transactions have been prepared using the Company’s prior cost basis and have not been adjusted to reflect the basis changes of the acquisition.

KPMG LLP

Oklahoma City, Oklahoma
February 12, 2004

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$76,610,593	$41,488,979
Accounts receivable, net of allowance for doubtful accounts of $1,252,436 in 2005 and $952,055 in 2004	47,268,967	40,412,508
Inventory	5,066,257	5,153,250
Deferred tax assets (Note 9)	3,324,000	4,207,000
Prepaid expenses	1,543,322	2,858,438

Total current assets	133,813,139	94,120,175

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	158,285,766	177,141,717

OTHER ASSETS:
Accounts receivable-affiliates	2,777,611	—
Wireless license acquisition costs	681,424,159	669,168,756
Goodwill	574,813,057	572,113,347
Deferred financing costs, net of accumulated amortization of $5,508,488 in 2005 and $3,145,730 in 2004	13,427,299	15,784,770
Customer list, net of accumulated amortization of $38,922,708 in 2005 and $20,746,667 in 2004	41,278,292	59,253,333
Other non-current assets	664,602	696,846

Total other assets	1,314,385,020	1,317,017,052

Total assets	$1,606,483,925	$1,588,278,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,076,266	$10,297,625
Accounts payable-affiliates	—	6,182,755
Accrued expenses	9,710,379	13,140,622
Accrued interest payable	37,863,006	37,867,260
Deferred revenue and customer deposits	12,680,381	13,026,284

Total current liabilities	78,330,032	80,514,546

OTHER LIABILITIES:
Notes payable, net (Note 4)	914,793,408	913,773,624
Deferred tax liabilities (Note 9)	157,685,899	160,231,500
Deferred gain on disposition of operating assets and other non-current liabilities	30,743,034	4,161,627
Commitments (Note 5)
STOCKHOLDERS’ EQUITY (Note 7):
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(49,615,700)	(44,949,605)

Total stockholders’ equity	424,931,552	429,597,647

Total liabilities and stockholders’ equity	$1,606,483,925	$1,588,278,944

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

				The Predecessor Company
			For the period	For the period
			from	from
			formation	January 1,
			(June 23, 2003)	2003
	For the Year Ended		to	to
	December 31,	December 31,	December 31,	August 18,
	2005	2004	2003	2003

OPERATING REVENUE:
Service revenue	$360,059,583	$327,322,267	$117,002,650	$195,787,153
Roaming revenue	108,207,898	87,869,608	39,948,198	82,387,324
Equipment and other revenue	21,294,682	18,183,231	5,672,780	10,552,294

Total operating revenue	489,562,163	433,375,106	162,623,628	288,726,771

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	117,746,785	99,230,426	35,459,944	62,225,347
Cost of equipment	51,107,208	45,101,594	15,104,107	23,618,299
Marketing and selling	59,270,434	56,765,364	21,016,906	31,180,136
General and administrative	89,792,033	89,037,568	31,210,131	44,434,982
Depreciation and amortization	85,282,729	83,309,989	28,647,386	43,590,974
Gain on disposition of operating assets	(2,269,081)	—	—	—

Total operating expenses	400,930,108	373,444,941	131,438,474	205,049,738

OPERATING INCOME	88,632,055	59,930,165	31,185,154	83,677,033
OTHER EXPENSE:
Interest expense	(95,126,247)	(94,796,358)	(37,773,497)	(78,136,350)
Dividends on mandatorily redeemable preferred stock	—	—	—	(703,442)
Restructuring gain (Note 4)	—	—	—	211,305,935
Other expense, net	(1,724,800)	(2,440,193)	(425,599)	(538,070)

(LOSS) INCOME BEFORE INCOME TAXES	(8,218,992)	(37,306,386)	(7,013,942)	215,605,106
Income tax benefit (expense)	3,552,897	11,605,427	2,665,296	(82,256,787)

NET (LOSS) INCOME	(4,666,095)	(25,700,959)	(4,348,646)	133,348,319
DIVIDENDS ON PREFERRED STOCK	—	—	—	(2,545,617)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(4,666,095)	$(25,700,959)	$(4,348,646)	$130,802,702

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

The Predecessor Company

		Stockholders’ Equity (Deficit)
						Accumulated
		Class A				Other	Total
	Comprehensive	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

DECEMBER 31, 2002		100	$1	$797,827,564	$(1,326,102,910)	$—	$(528,275,345)
Net income	$133,348,319	—	—	—	133,348,319	—	133,348,319

Preferred stock dividends		—	—	—	(2,545,617)	—	(2,545,617)

AUGUST 18, 2003		100	$1	$797,827,564	$(1,195,300,208)	$—	$(397,472,643)

American Cellular Corporation

	Stockholders’ Equity
	Class A		Class B				Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

FORMATION (JUNE 23, 2003)	—	$—	—	$—	$—	$—	$—
Capital contribution from acquisition	50	1	300	3	474,547,248	—	474,547,252
Dividend to parent	—	—	—	—	—	(14,900,000)	(14,900,000)
Net loss	—	—	—	—	—	(4,348,646)	(4,348,646)

DECEMBER 31, 2003	50	1	300	3	474,547,248	(19,248,646)	455,298,606
Net loss	—	—	—	—	—	(25,700,959)	(25,700,959)

DECEMBER 31, 2004	50	1	300	3	474,547,248	(44,949,605)	429,597,647
Net loss	—	—	—	—	—	(4,666,095)	(4,666,095)

DECEMBER 31, 2005	50	$1	300	$3	$474,547,248	$(49,615,700)	$424,931,552

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				The Predecessor
				Company
			For the period from	For the period
			formation	from
	For the Year	For the Year	(June 23, 2003)	January 1, 2003
	Ended	Ended	to	to
	December 31, 2005	December 31, 2004	December 31, 2003	August 18, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,666,095)	$(25,700,959)	$(4,348,646)	$133,348,319
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisition —
Depreciation and amortization	85,282,729	83,309,989	28,647,386	43,590,974
Amortization of bond discount and financing costs	3,382,542	3,281,340	1,074,940	4,074,039
Deferred income taxes	(4,362,311)	(12,029,704)	(2,363,671)	81,715,051
Gain on disposition of operating assets	(2,269,081)	—	—	—
Restructuring gain	—	—	—	(211,305,935)
Other operating activities	(5,157)	(112,054)	—	703,442
Changes in current assets and liabilities —
Accounts receivable	(6,856,459)	(4,997,505)	11,002,840	(6,052,315)
Inventory	86,993	(1,401,803)	(342,624)	913,720
Interest receivable	(389)	(3,340)	—	814,090
Prepaid expenses and other	1,315,116	(265,121)	865,755	(551,559)
Accounts payable	7,778,641	(7,635,908)	(6,111,848)	(6,524,719)
Accrued expenses	(3,434,497)	945,609	18,760,741	(1,667,172)
Deferred revenue and customer deposits	(345,903)	499,360	1,274,951	(168,108)

Net cash provided by operating activities	75,906,129	35,889,904	48,459,824	38,889,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,552,305)	(39,369,105)	(41,410,297)	(35,951,078)
Purchase of wireless licenses and properties	(17,164,155)	—	—	—
Proceeds from sale of property, plant and equipment	33,918,014	233,402	—	14,409
Cash acquired from acquisition of American Cellular	—	—	35,819,121	—
Change in receivable/payable-affiliates	(8,989,685)	13,254,262	(17,422,076)	9,738,668
Receipt of funds held in escrow for contingencies on sold assets	—	4,168,615	—	4,112,154
Other investing activities	(969,097)	(93,490)	—	(80,431)

Net cash used in investing activities	(40,757,228)	(21,806,316)	(23,013,252)	(22,166,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	900,000,000	—
Repayments of long-term debt	—	—	(864,294,281)	(30,019,975)
Dividend to parent	—	—	(14,900,000)	—
Maturities of restricted investments	—	—	83,600	33,250,000
Deferred financing costs and other	(27,287)	(99,876)	(18,830,624)	—

Net cash (used in) provided by financing activities	(27,287)	(99,876)	2,058,695	3,230,025

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,121,614	13,983,712	27,505,267	19,953,574
CASH AND CASH EQUIVALENTS, beginning of period	41,488,979	27,505,267	—	15,865,547

CASH AND CASH EQUIVALENTS, end of period	$76,610,593	$41,488,979	$27,505,267	$35,819,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$91,741,855	$89,969,500	$7,460,123	$58,981,927
Income taxes	$51,998	$216,746	$142,991	$689,581
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of assets from affiliates	$29,318	$12,140	$—	$227,453

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following Notes relate to both American Cellular (the “Company”) and the predecessor company of American Cellular (the “Predecessor Company”). The Predecessor Company was owned by a 50/50 joint venture between AT&T Wireless and Dobson Communications, until August 19, 2003, when American Cellular was reorganized and became a wholly owned, indirect subsidiary of Dobson Communications, as described below.

1.	ORGANIZATION:

ACC Escrow Corp, a wholly owned, indirect subsidiary of Dobson Communications Corporation, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the sale of $900.0 million senior notes, the proceeds of which were used in the Company’s restructuring. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly owned, indirect subsidiary of Dobson Communications. However, as stated above, to provide a more comparable view of the Company’s consolidated financial statements, the Company has provided its consolidated financial statements and notes for the years ended December 31, 2005 and 2004 and for the period from formation (June 23, 2003) through December 31, 2003, along with the consolidated financial statements and notes of the Predecessor Company. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

American Cellular Corporation, the Predecessor Company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, American Cellular Corporation and its subsidiaries were acquired by ACC Acquisition LLC (the “Joint Venture”), an equally owned joint venture between Dobson Communications and AT&T Wireless.

Capital Resources and Growth

On August 8, 2003, the Company and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of Dobson Communications, completed a private offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The proceeds were used to pay down the Predecessor Company’s debt. Therefore, the Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations.

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents of $76.6 million at December 31, 2005 and $41.5 million at December 31, 2004 consist of cash and cash equivalents including all highly liquid investments with maturities at the date of purchase of three months or less, and the carrying amounts approximate fair value.

Allowance for Doubtful Accounts

Allowance for doubtful accounts of $1.3 million at December 31, 2005 and $1.0 million at December 31, 2004 are based on a percentage of aged receivables. The Company reviews the adequacy of its allowance for doubtful accounts monthly.

Inventory

The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $67.1 million for the year ended December 31, 2005, $67.3 million for the year ended December 31, 2004, $22.7 million for the period from formation (June 23, 2003) through December 31, 2003 and $37.5 million for the period from January 1, 2003 through August 18, 2003.

Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2005 and 2004:

	Useful
	Life	2005	2004
		($ in thousands)

Wireless systems and equipment	3-10	$293,113	$246,138
Buildings and improvements	5-40	13,057	13,244
Vehicles and other work equipment	5-10	128	180
Furniture and office equipment	5-10	7,250	6,443
Plant under construction		564	997
Land		1,046	1,046

Property, plant and equipment		315,158	268,048
Accumulated depreciation		(156,872)	(90,906)

Property, plant and equipment, net		$158,286	$177,142

Tower Sale and Leaseback

During 2005, the Company sold 205 towers to Global Towers, LLC and then leased them back under a lease with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, the Company completed the sale of 184 of these towers for approximately $30.9 million. The Company completed the sale of the

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining 20 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $3.0 million. These sales resulted in a total net gain of approximately $28.8 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $27.9 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.”

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset.

As a result of technological advances, which led to the Company’s upgrade to GSM/GPRS/EDGE technology during 2004, the Company reassessed the useful lives and carrying values of its TDMA network assets during the fourth quarter of 2004. While no impairment was noted, this assessment did result in the reduction of the Company’s remaining useful lives for these TDMA network assets. This reduction in the remaining useful lives has resulted in an annual increase in depreciation expense totaling $1.8 million in 2005 and continues through 2007.

The Company also evaluates the carrying value of their indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to evaluate the carrying value using its fair values, at least annually. To complete this evaluation, the Company performs a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows.

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

The Company and the Predecessor Company’s annual evaluations during 2003, 2004 and 2005 were completed and no impairment losses on its goodwill or its wireless license acquisition costs were required.

Disposal of Long-Lived Assets

The Company accounts for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Restricted Investments

Restricted investments at December 31, 2005, consisted of letters of credit collateralized by restricted cash.

Wireless License Acquisition Costs

Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. In accordance with SFAS No. 142, which was effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company tests for the impairment of indefinite life intangible assets at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

In accordance with SFAS No. 142, the Company continues to test for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

Deferred Financing Costs

Deferred financing costs consist primarily of fees incurred to issue long-term debt. Deferred financing costs are being amortized over the eight-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $2.4 million was recorded in 2005, $2.4 million in 2004, $0.8 million in the period from formation (June 23, 2003) through December 31, 2003 and $3.7 million for the period from January 1, 2003 through August 18, 2003.

Customer List

Customer list consists of amounts allocated for wireless customer lists as part of an acquisition. Customer list acquisition costs were being amortized on a straight-line basis over five years through September 2005, which was based upon the Company’s historical and projected lives of these acquired customers. Based on the most recent analysis of the Company’s acquired customers, the Company began amortizing its customer list over four years beginning in October of 2005. Amortization expense of $18.2 million was recorded in 2005, $16.0 million in 2004, $5.9 million in the period from formation (June 23, 2003) through December 31, 2003 and $6.1 million in the period from January 1, 2003 through August 18, 2003. Based on the remaining expected life of the Company’s current customer list, the future amortization expense is expected to be approximately $24.7 million in 2006 and approximately $16.5 million in 2007.

Revenue Recognition

The Company and the Predecessor Company recognize service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $2.0 million as of December 31, 2005 and 2004, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Service revenue includes revenue received from Universal Service Fund, or USF, reflecting its eligible telecommunications carrier, or ETC, status in certain states. Equipment revenue is recognized when the equipment is delivered to the customer. Equipment revenue is recognized when the equipment is delivered to the customer. Subscriber acquisition costs, such as sales force compensation and equipment costs, are expensed as incurred and are included in marketing and selling costs and cost of equipment.

Advertising Costs

Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations. Advertising costs amounted to $15.1 million for the year ended December 31, 2005, $14.2 million for the year ended December 31, 2004, $4.6 million for the period from formation (June 23, 2003) through December 31, 2003 and $6.5 million for the period from January 1, 2003 through August 18, 2003.

Income Taxes

The Company is included in a consolidated income tax return with its parent, Dobson Communications, while the Predecessor Company filed its own consolidated income tax return. Income taxes are allocated among the

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statements and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of intangible assets; valuation allowances for receivables and inventories; obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.

Significant Concentrations

In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. The percentage of the Company and the Predecessor Company’s roaming minutes-of-use provide to Cingular Wireless, the most significant roaming partner, was approximately 89% during the year ended December 31, 2005, approximately 91% for the year ended December 31, 2004 and approximately 87% for the combined year ended December 31, 2003.

Recently Issued Accounting Pronouncements

In May, 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to an entity’s statement of operations. Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net (loss) income, but were reflected in determining net (loss) income applicable to common stockholders. At August 18, 2003, the carrying value of the Predecessor Company’s mandatorily redeemable preferred stock was $35.0 million. The related dividends that would have been reflected as interest expense were $2.5 million for the six months ended June 30, 2003. Subsequent to the adoption of SFAS No. 150 for the period from July 1, 2003 through August 18, 2003, the Predecessor Company has reflected $0.7 million of its accrued dividends to its net (loss) income. Since formation, the Company has not had any mandatorily redeemable preferred stock outstanding.

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

3.	BUSINESS COMBINATION

On September 13, 2005, the Company acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company is operating Endless Mountains’ licensed 850 MHz spectrum under a

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

spectrum manager lease. In March 2006, the Company will have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, the Company’s acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million.

The above business combination is accounted for as a purchase. Accordingly, the related statements of financial position and results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information related to the Company’s 2005 acquisition has not been presented because this acquisition was not significant to the Company’s consolidated results of operations.

4.	NOTES PAYABLE:

The Company’s notes payable consisted of the following:

	December 31,
	2005	2004
	($ in thousands)

9.5% senior subordinated notes	$14,794	$13,774
10.0% senior notes	900,000	900,000

Total notes payable	$914,794	$913,774

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

Debt of and from Predecessor Company

During 2001, the Predecessor Company issued $700.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the Company’s restructuring, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of Dobson Communications’ Class A common stock, and 681,900 shares of Dobson Communications’ Series F preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of Dobson Communications’ Class A common stock. At December 31, 2005 there was outstanding $18.1 million principal amount of American Cellular’s 9.5% senior subordinated notes.

As a result of acquiring $681.9 million of the $700.0 million of senior subordinated notes for a value totaling $470.6 million, plus related costs, the Predecessor Company recognized a restructuring gain of $211.3 million ($131.0 million, net of tax,) for the period from January 1, 2003 through August 18, 2003.

Minimum Future Payments

The Company’s 9.5% senior subordinated notes are due in 2008 and the Company’s 10.0% senior notes are due in 2011.

5.	LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

The Company has numerous operating leases; these leases are primarily for its retail stores, cell site towers and their locations and vehicles. Future minimum lease payments required under these operating leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2005, are as follows:

($ in thousands)

2006	$22,266
2007	19,524
2008	17,213
2009	15,190
2010	11,897
2011 and thereafter	29,163

Lease expense under the above leases was $20.9 million for the year ended December 31, 2005, $16.8 million for the year ended December 31, 2004, $5.7 million for the period from formation (June 23, 2003) through December 31, 2003 and $9.4 million for the period from January 1, 2003 through August 18, 2003.

Commitments

The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/GPRS/EDGE related products and services prior to June 9, 2007. This obligation is the Company’s share of a total $90 million commitment of its parent company, Dobson Communications Corporation. If the Company fails to achieve this commitment, the agreement provides for liquidated

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of December 31, 2005, approximately $15.6 million of this commitment has been fulfilled.

Contingencies

The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operations, or liquidity.

6.	REDEEMABLE PREFERRED STOCK:

The Predecessor Company recorded preferred stock dividends of $3.2 million for the period from January 1, 2003 through August 18, 2003. As a result of implementing SFAS No. 150 on July 1, 2003, dividends on the Predecessor Company’s mandatorily redeemable preferred stock began being presented as a financing expense, included in the Predecessor Company’s net income. As a result of mid-year implementation, for the period from January 1, 2003 through August 18, 2003, dividends on the Predecessor Company’s mandatorily redeemable preferred stock are presented as both a financing expense, included in the Predecessor Company’s net income, and as an item below the Predecessor Company’s net income. Therefore, $0.7 million of the $3.2 million of preferred stock dividends are recorded in determining net income on the statement of operations as a financing expense titled, “Dividends on mandatorily redeemable preferred stock,” for the period from January 1, 2003 through August 18, 2003. As a result of the Company’s acquisition by Dobson Communications on August 19, 2003, these shares of preferred stock were cancelled, leaving none outstanding as of August 19, 2003.

7.	STOCKHOLDERS’ EQUITY:

On August 19, 2003, the Company received a $474.5 million capital contribution from its parent company Dobson Communications. This contribution consisted of cash, preferred stock and common stock.

8.	EMPLOYEE BENEFIT PLANS:

401(k) Plan

All employees are employed by the Company’s parent, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.8 million for the year ended December 31, 2005, $0.7 million for the year ended December 31, 2004 and $0.6 million for the combined year ended December 31, 2003 and were recorded as general and administrative expenses.

Stock Option and Stock Purchase Plans

Dobson Communications also maintains a Stock Option Plan, to encourage its key employees by providing opportunities to participate in the ownership and future growth of Dobson Communications and its subsidiaries through the grant of incentive stock options and nonqualified stock options, and an Employee Stock Purchase Plan, to encourage stock ownership by Dobson Communications employees.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. As a larger public entity, Dobson Communications was required to apply Statement 123(R) as of the first annual reporting period of its first fiscal year that begins after June 15, 2005, which is the first quarter of 2006. Statement

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As of December 31, 2005, Dobson Communications accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted. However, beginning January 1, 2006, Dobson Communications began accounting for the plans under SFAS 123(R), under which compensation cost will be recognized, thus a portion of this compensation cost will be allocated and charged to the Company. Based solely on the number of options currently granted and shares expected to be purchased in the current offering period of the employee stock purchase plan, the Company expects its allocation of the 2006 incremental expense associated with the adoption of Statement 123(R) to be less than $2 million, net of tax.

9.	INCOME TAXES:

The benefit (expense) for income taxes for the years ended December 31, 2005 and 2004, for the period from formation (June 23, 2003) through December 31, 2003 and for the period from January 1, 2003 through August 18, 2003 was as follows:

				The Predecessor
			For the period	Company
			from formation	For the period
			(June 23, 2003)	from January 1,
	Year Ended	Year Ended	through	2003 through
	December 31, 2005	December 31, 2004	December 31, 2003	August 18, 2003
	($ in thousands)

Federal income taxes (current and deferred)	$2,907	$10,555	$2,385	$(73,633)
State income taxes (current and deferred)	646	1,050	280	(8,624)

Total income tax benefit (expense)	$3,553	$11,605	$2,665	$(82,257)

The benefit (expense) for income taxes for the years ended December 31, 2005 and 2004, for the period from formation (June 23, 2003) through December 31, 2003 and for the period from January 1, 2003 through August 18, 2003 differ from amounts computed at the statutory rate as follows:

				The Predecessor
			For the period	Company
			from formation	For the period
			(June 23, 2003)	from January 1,
	Year Ended	Year Ended	through	2003 through
	December 31, 2005	December 31, 2004	December 31, 2003	August 18, 2003
	($ in thousands)

Income taxes at statutory rate	$2,877	$13,057	$2,385	$(73,427)
State income taxes, net of Federal income tax effect	646	878	280	(8,588)
Valuation allowance	—	(3,868)	—	—
Other, net	30	1,538	—	(242)

Total income tax benefit (expense)	$3,553	$11,605	$2,665	$(82,257)

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

	December 31, 2005	December 31, 2004
	($ in thousands)

Current deferred income taxes:
Allowance for doubtful accounts receivable	$495	$359
Accrued liabilities	2,829	3,848

Net current deferred income tax asset	3,324	4,207

Noncurrent deferred income taxes:
Property, plant and equipment	(25,112)	(36,118)
Intangible assets	(222,104)	(217,158)
Deferred gain on disposition of operating assets	10,384	—
Tax credits and carryforwards	83,014	96,912
Valuation allowance	(3,868)	(3,868)

Net noncurrent deferred income tax liability	(157,686)	(160,232)

Total net deferred income tax liability	$(154,362)	$(156,025)

At December 31, 2005, the Company had Net Operating Loss, or NOL, carryforwards of approximately $186.3 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2019.

The Company periodically reviews the need for a valuation allowance against deferred tax assets. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has provided a valuation allowance for certain of its deferred tax assets, including certain state NOL carryforwards.

10.	RELATED PARTY TRANSACTIONS:

The Company had a receivable due from related parties totaling $2.8 million at December 31, 2005 and a payable due to related parties totaling $6.2 million at December 31, 2004. The amounts represent expenditures and expense allocations made by or revenue received by Dobson Communications on behalf of the Company.

Dobson Communications, the Company’s parent, provides certain services to the Company. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers. Shared costs allocated to the Company from Dobson Communications were $37.9 million for the year ended December 31, 2005, $38.0 million for the year ended December 31, 2004 and $28.5 million for the combined year ended December 31, 2003. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on the Company’s behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to the Company’s operations, totaling $40.7 million for the year ended December 31, 2005, $46.4 million for the year ended December 31, 2004 and $42.8 million for the combined year ended December 31, 2003.

The Company also has various equipment lease agreements and asset sharing agreements with Dobson Cellular Systems. These agreements provide for the leasing, sharing or other use of telecommunications equipment and facilities, including, switches, buildings, computer equipment, computer software, office equipment, furniture,

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
(AND THE PREDECESSOR COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vehicles, land, leasehold improvements and other communications equipment between the Company and the other parties to the agreements. The Company believes the terms of these agreements are at least as favorable to the Company as could be obtained from unaffiliated third parties.

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

Aggregate expenses are generally allocated under these agreements based on either a fixed fee or the greater of a minimum specified fee or usage. The Company’s aggregate expenses under these agreements were $12.0 million for the year ended December 31, 2005, $7.0 million for the year ended December 31, 2004 and $6.2 million for the combined year ended December 31, 2003.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturities.

Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)

Restricted investments	$22	$22	$—	$—
9.5% ACC senior notes	14,794	15,996	13,774	11,880
10.0% ACC senior notes	900,000	973,170	900,000	776,250

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No items to report.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any changes in our internal control over financial reporting in the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a wholly owned, indirect subsidiary of Dobson Communications and Dobson Communications incurs all accounting fees and services on our behalf. All general and administrative costs, are allocated to us by Dobson Communications based on the estimated subscribers and populations in our respective licensed areas. Therefore, the following fees represent our estimate of Dobson Communications’ allocation of accounting fees and services for the fiscal years ended December 31, 2005 and 2004 by KPMG LLP, our principal accounting firm for external auditing.

	Year Ended
	December 31,
	2005	2004
	($ in thousands)

Audit fees	$360	$374
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees(a)	$360	$374

(a)	All fees have been approved by the audit committee of Dobson Communications.

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

(a)(1) The following consolidated financial statements of American Cellular Corporation are included in Item 8:

American Cellular Corporation and Subsidiaries (And The Predecessor Company)
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm (the Predecessor Company)
Consolidated balance sheets as of December 31, 2005 and 2004.
Consolidated statements of operations for the years ended December 31, 2005 and 2004, for the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003.
Consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2005 and 2004, for the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003.
Consolidated statements of cash flows for the years ended December 31, 2005 and 2004, for the period from formation (June 23, 2003) through December 31, 2003, and for the predecessor periods from January 1, 2003 through August 18, 2003.
Notes to consolidated financial statements.

All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4		By-Laws of ACC Lease Co., Inc.	(7)[3.4]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4	.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10	.1*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005	(9)[10.1]
10	.2*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation.	(9)[10.2]
10	.3*	License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10	.4*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10	.4.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10	.4.2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004	(8)[10.1.2]
10	.5*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(3)[10.13]
10	.6*	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10	.7*	Roaming Agreement for GSM/GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10	.8*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10	.9*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.10		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.11		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]

Exhibit		Method of
Numbers	Description	Filing

10.12	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]
10.13	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
12	Statement of Computation of Ratios of Earnings to Fixed Charges	(10)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(10)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(10)
32.1	Section 1350 Certification by our principal executive officer	(10)
32.2	Section 1350 Certification by our principal financial officer	(10)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Current Report on Form 8-K/A filed by Dobson Communications Corporation on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2006.

American Cellular Corporation

By	/s/ Steven P. Dussek
Steven P. Dussek
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities on March 15, 2006.

Signatures	Title

/s/ Steven P. Dussek Steven P. Dussek	Chief Executive Officer and Principal Executive Officer

/s/ Bruce R. Knooihuizen Bruce R. Knooihuizen	Executive Vice President, Chief Financial Officer and Principal Financial Officer

/s/ Trent LeForce Trent LeForce	Controller and Assistant Secretary and Principal Accounting Officer

/s/ Stephen T. Dobson Stephen T. Dobson	Secretary and Director

/s/ Everett R. Dobson Everett R. Dobson	Chairman of the Board of Directors

/s/ Mark S. Feighner Mark S. Feighner	Director

/s/ Fred J. Hall Fred J. Hall	Director

/s/ Justin L. Jaschke Justin L. Jaschke	Director

/s/ Albert H. Pharis, Jr. Albert H. Pharis, Jr.	Director

/s/ Robert A. Schriesheim Robert A. Schriesheim	Director

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

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(3)[3.1.1]
3.2		Amended and Restated Bylaws of Registrant	(1)[3.2]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3.3]
3.4		By-Laws of ACC Lease Co., Inc.	(7)[3.4]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4	.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association	(7)[4.1.1]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association	(7)[4.2]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[4.3]
10	.1*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005	(9)[10.1]
10	.2*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation	(9)[10.2]
10	.3*	License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American Cellular Corporation, as amended, modified or otherwise supplemented from time to time	(3)[10.1]
10	.4*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001	(3)[10.6]
10	.4.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002	(4)[10.6.1]
10	.4.2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004	(8)[10.1.2]
10	.5*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(3)[10.13]
10	.6*	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002	(5)[10.14]
10	.7*	Roaming Agreement for GSM/GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.15]
10	.8*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(6)[10.16]
10	.9*	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and American Cellular Corporation on behalf of itself and its affiliates	(6)[10.17]
10.10		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003	(7)[10.17]
10.11		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation	(7)[10.18]
10.12		Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation	(7)[10.19]

Exhibit		Method of
Numbers	Description	Filing

10.13	Purchase Agreement dated July 25, 2003 by and among ACC Escrow Corp., American Cellular Corporation and certain guaranteeing subsidiaries and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated	(7)[10.20]
12	Statement of Computation of Ratios of Earnings to Fixed Charges	(10)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(10)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(10)
32.1	Section 1350 Certification by our principal executive officer	(10)
32.2	Section 1350 Certification by our principal financial officer	(10)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Current Report on Form 8-K/A filed by Dobson Communications Corporation on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed herewith.