Form 10-Q
period 2006-03-31
AMERICAN CELLULAR CORP /DE/
filed 2006-05-10
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      As of May 1, 2006 there were 50 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by Dobson JV Company and 300 shares of the registrant’s $0.01 par value Class B common stock outstanding, which are owned of record by Dobson Communications Corporation.

AMERICAN CELLULAR CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,268,967	$76,610,593
Accounts receivable, net	37,341,989	47,268,967
Inventory	5,183,169	5,066,257
Deferred tax assets	3,324,000	3,324,000
Prepaid expenses	1,873,060	1,543,322

Total current assets	105,991,185	133,813,139

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)	154,846,222	158,285,766

OTHER ASSETS:
Accounts receivable-affiliates	10,951,196	2,777,611
Wireless license acquisition costs	681,425,440	681,424,159
Goodwill	574,813,057	574,813,057
Deferred financing costs, net	12,854,527	13,427,299
Customer list, net	35,102,251	41,278,292
Other non-current assets	571,914	664,602

Total other assets	1,315,718,385	1,314,385,020

Total assets	$1,576,555,792	$1,606,483,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,428,747	$18,076,266
Accrued expenses	8,019,845	9,710,379
Accrued interest payable	15,792,881	37,863,006
Deferred revenue and customer deposits	13,926,193	12,680,381

Total current liabilities	56,167,666	78,330,032

OTHER LIABILITIES:
Notes payable, net (Note 4)	915,048,354	914,793,408
Deferred tax liabilities	154,561,984	157,685,899
Deferred gain on disposition of operating assets and other non-current liabilities	30,815,645	30,743,034
Commitments (Note 5)
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(54,585,109)	(49,615,700)

Total stockholders’ equity	419,962,143	424,931,552

Total liabilities and stockholders’ equity	$1,576,555,792	$1,606,483,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2006	2005

	(Unaudited)
OPERATING REVENUE:
Service revenue	$87,472,952	$86,558,291
Roaming revenue	22,982,871	22,518,722
Equipment and other revenue	5,848,518	5,008,491

Total operating revenue	116,304,341	114,085,504

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	29,722,958	29,618,633
Cost of equipment	12,213,827	11,658,321
Marketing and selling	16,275,647	14,372,904
General and administrative	21,326,979	21,241,241
Depreciation and amortization	21,453,781	21,255,302
Gain on disposition of operating assets	(748,547)	—

Total operating expenses	100,244,645	98,146,401

OPERATING INCOME	16,059,696	15,939,103
OTHER EXPENSE:
Interest expense	(23,785,118)	(23,783,598)
Other expense, net	(258,520)	(652,434)

LOSS BEFORE INCOME TAXES	(7,983,942)	(8,496,929)
Income tax benefit	3,014,533	3,228,834

NET LOSS	$(4,969,409)	$(5,268,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,969,409)	$(5,268,095)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisition —
Depreciation and amortization	21,453,781	21,255,302
Amortization of bond premium and financing costs	845,718	845,553
Deferred income taxes	(3,123,915)	(3,335,011)
(Gain) loss on disposition of operating assets	(713,194)	6,195
Other operating activities	135,300	—
Changes in current assets and liabilities —
Accounts receivable	9,926,978	4,150,630
Inventory	(116,912)	1,668,495
Prepaid expenses and other	(329,924)	(528,439)
Accounts payable	352,481	7,759,030
Accrued expenses	(23,760,659)	(27,371,980)
Deferred revenue and customer deposits	1,245,812	(60,420)

Net cash provided by (used in) operating activities	946,057	(878,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,032,018)	(8,588,089)
Change in receivable/payable — affiliates	(8,329,383)	2,951,586
Other investing activities	91,718	(29,444)

Net cash used in investing activities	(19,269,683)	(5,665,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(18,000)	—

Net cash used in financing activities	(18,000)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,341,626)	(6,544,687)
CASH AND CASH EQUIVALENTS, beginning of period	76,610,593	41,488,979

CASH AND CASH EQUIVALENTS, end of period	$58,268,967	$34,944,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$45,006,430	$45,009,213
Income taxes	$119,854	$(29,975)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from (to) affiliates	$155,798	$(2,085)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries (collectively with ACC, the “Company”) as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
      The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. The financial statements presented herein should be read in connection with the Company’s December 31, 2005 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

1.	Organization
      The Company, through its predecessors, was organized in 1998 to acquire the operations of PriCellular and adopted its current organizational structure in 2003, when the Company became a wholly-owned, indirect subsidiary of Dobson Communications Corporation. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

2.	Business Combinations

Pending Acquisitions
      On April 25, 2006, the Company announced that it has agreed to purchase wireless assets in Texas 15 RSA, as well as additional PCS wireless spectrum in the Texas counties of Tom Green, Brown, Comanche and Mills. The total purchase price for these assets is approximately $25 million. The purchase is subject to typical closing conditions and approval by the FCC.
      The results of operations related to these purchases will not be included in the Company’s financial information until the purchases are completed. In addition, subscribers to be acquired in all of these purchases will not be added to the Company’s subscriber base until the purchases are approved by the FCC and are completed.

Recent Acquisition
      On September 13, 2005, the Company acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operates Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. Beginning in March 2006, the Company had the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license. The acquisition of the licensed spectrum is subject to FCC approval, which is pending. If exercised, the Company’s acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all of the assets to be acquired, including the FCC license, is approximately $12.2 million.
      The above business combination is accounted for as a purchase. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. Unaudited pro forma financial information related to the Company’s 2005 acquisitions has not been presented because this acquisition was not significant to the Company’s consolidated results of operations.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $15.3 million for the three months ended March 31, 2006 and $17.3 million for the three months ended March 31, 2005. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	March 31,	December 31,
	2006	2005

	($ in thousands)
Gross property, plant and equipment	$327,072	$315,158
Accumulated depreciation	(172,226)	(156,872)

Property, plant and equipment, net	$154,846	$158,286

4.	Notes Payable
      The Company’s notes payable as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005

	($ in thousands)
9.5% senior subordinated notes	$15,048	$14,794
10.0% senior notes	900,000	900,000

Total notes payable	$915,048	$914,794

5.	Commitments and Contingencies

Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, with an Enhanced Data for Mobile Communications, or EDGE, related products and services prior to June 9, 2007. This obligation is the Company’s share of a total $90 million commitment of the Company’s parent, Dobson Communications Corporation. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of March 31, 2006, $22.6 million of this commitment has been fulfilled.

Contingencies
      The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our condensed consolidated financial statements and the notes thereto included in Item 1.
OVERVIEW
      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.
      ACC Escrow Corp. was formed on June 23, 2003, as a wholly-owned, indirect subsidiary of Dobson Communications Corporation and began operations on August 8, 2003, when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by Dobson Communications Corporation and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To affect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009. Upon consummation of the restructuring on August 19, 2003, we became a wholly-owned, indirect subsidiary of Dobson Communications Corporation.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2005.
      In preparing our condensed consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities and the amount and timing of revenue and expenses we recognize for and during the reporting period. Actual results may differ from estimates.
ACQUISITIONS

Pending Acquisition of Texas 15 RSA
      On April 25, 2006, we announced that we have agreed to purchase wireless assets in Texas 15 RSA, as well as additional PCS wireless spectrum in the Texas counties of Tom Green, Brown, Comanche and Mills. The total purchase price for these assets is approximately $25 million. The purchase is subject to typical closing conditions and approval by the FCC. If successfully completed, the purchases will increase our population coverage in Texas by approximately 207,200 and our subscriber base by approximately 850.
      The results of operations related to these purchases will not be included in our financial information until the purchases are completed. In addition, subscribers to be acquired in all of these purchases will not be added to our subscriber base until the purchases are approved by the FCC and are completed.

Acquisition of Pennsylvania 4 RSA
      On September 13, 2005, we acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We are operating Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, we had the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, our acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all of the assets to be acquired, including the FCC license, is approximately $12.2 million. We plan to upgrade Endless Mountains’ network with GPRS/ EDGE data capability.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006
     AND MARCH 31, 2005
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	March 31,

	2006	2005

Market population(1)	5,166,500	5,069,900
Ending subscribers	665,200	700,100
Market penetration(2)	12.9%	13.8%
Post-paid and pre-paid gross subscriber additions(3)	41,000	37,600
Gross subscriber additions	48,300	51,500
Average subscribers	665,700	705,100
Average monthly service revenue per subscriber(4)	$44	$41
Average monthly post-paid churn(5)	2.0%	2.5%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Represents gross subscriber additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs or equipment revenue from reseller additions.

(4)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the periods indicated:

	Three Months Ended
	March 31,		Percentage
			Change
	2006	2005	06 vs. 05

	($ in thousands)
Operating revenue:
Service revenue	$87,473	$86,558	1.1%
Roaming revenue	22,983	22,519	2.1%
Equipment and other revenue	5,848	5,008	16.8%

Total operating revenue	116,304	114,085	1.9%

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	29,723	29,619	0.4%
Cost of equipment	12,214	11,658	4.8%
Marketing and selling	16,276	14,373	13.2%
General and administrative	21,327	21,241	0.4%
Depreciation and amortization	21,454	21,255	0.9%
Gain on disposition of operating assets	(749)	—	*

Total operating expenses	100,245	98,146	2.1%

Operating income	16,059	15,939	0.8%
Interest expense	(23,785)	(23,784)	*
Other expense, net	(258)	(652)	(60.4)%

Loss before income taxes	(7,984)	(8,497)	6.0%
Income tax benefit	3,015	3,229	*

Net loss	$(4,969)	$(5,268)	5.7%

*	Calculation is not meaningful

Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 88.8% of our subscriber base at March 31, 2006 and 90.8% at March 31, 2005. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 7.8% of our total subscriber base at March 31, 2006 and 7.0% at March 31, 2005. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 3.4% of our subscriber base at March 31, 2006 and 2.2% at March 31, 2005.

      During the three months ended March 31, 2006, we experienced a decrease in gross subscriber additions as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. However, with our deployment of GSM/ GPRS/ EDGE in our networks, we have increased the quality of our network and are able to offer more options to the consumer. Thus we anticipate an increase in gross subscriber additions for the remainder of 2006. As of March 31, 2006, GSM subscribers accounted for 74.1% of our subscriber base, compared to 35.5% as of March 31, 2005.
      Churn rates decreased for the three months ended March 31, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/ GPRS/ EDGE network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Second, WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to continue to improve as we continue our initiatives to improve customer satisfaction, churn could be adversely affected by continued network issues and WLNP.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service revenue
      We derive service revenue by providing wireless services to our subscribers. With the deployment of our GSM/ GPRS/ EDGE technology in the last half of 2004, we have experienced growth in our average monthly service revenue per subscriber from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. ETC revenue totaled approximately $5.1 million for the three months ended March 31, 2006 and $1.4 million for the three months ended March 31, 2005. With our additional voice and data offerings available with GSM/ GPRS/ EDGE technology and with our ETC designation in certain states, we believe there is continued growth opportunity throughout 2006 for our average monthly service revenue per subscriber.
      For the three months ended March 31, 2006, our service revenue increased slightly compared to the three months ended March 31, 2005. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/ GPRS/ EDGE offerings and additional ETC revenue.

Roaming revenue
      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.10 for the three months ended March 31, 2006 compared to $0.14 for the three months ended March 31, 2005. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, which accounted for approximately 88% of our roaming minutes-of-use for the three months ended March 31, 2006 and approximately 92% for the three months ended March 31, 2005. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.
      For the three months ended March 31, 2006, our roaming revenue increased compared to the three months ended March 31, 2005. This increase was a result of a 44.1% increase in our roaming minutes due to expanded coverage areas and increased usage, offset by a 29.2% decrease in roaming revenue per minute-of-use as contractual rates were lower for the three months ended March 31, 2006, compared to the same period in 2005.

Equipment and other revenue
      Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to activation revenue, payments under various agreements between us and the former AT&T Wireless and rental revenue.
      For the three months ended March 31, 2006, our equipment and other revenue increased compared to the three months ended March 31, 2005. This increase was primarily the result of an increase of approximately $0.7 million in equipment revenue as a result of an increase in customer upgrades and post-paid and pre-paid gross subscriber additions for the three month period ended March 31, 2006 compared to the same period in 2005. The remaining increase of approximately $0.2 million related to residual payments under various agreements between us and the former AT&T Wireless. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of service
      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, during 2005 we signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may increase in future periods. In addition, as a result of the sale and lease-back of 205 of our towers in 2005, we expect our leasing costs to continue to increase in future periods, thus increasing our total cost of service.

      The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2006		2005

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network and other operating costs	$22,729	76.5%	$18,935	63.9%
Roaming costs	6,994	23.5%	10,684	36.1%

Total cost of service	$29,723	100.0%	$29,619	100.0%

      For the three months ended March 31, 2006, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three months ended March 31, 2005. This increase is a result of an increase in rent expense of approximately $1.7 million primarily related to our tower sales and leaseback in June and October of 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/ GPRS/ EDGE network.
      For the three months ended March 31, 2006, our roaming costs decreased compared to the three months ended March 31, 2005. This decrease is primarily the result of a 52.4% decrease in roaming costs per minute-of-use, as contractual rates were lower in the first quarter of 2006 compared to the same period in 2005, offset by a 37.5% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of equipment
      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from increases in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2006.
      For the three months ended March 31, 2006, our cost of equipment increased compared to the three months ended March 31, 2005. The increase in cost of equipment is due to an increase in the number of customers upgrading to new handsets and an increase in post-paid and pre-paid gross subscriber additions.

Marketing and selling costs
      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three months ended March 31, 2006, our marketing and selling costs increased compared to the three months ended March 31, 2005. The increase was primarily due to additional commissions paid for growth in our post-paid and pre-paid gross subscriber additions and the addition of sales and marketing management personnel.

General and administrative expenses
      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

      For the three months ended March 31, 2006, our general and administrative costs remained fairly constant compared to the three months ended March 31, 2005.

Depreciation and amortization
      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During 2006, we expect increases in depreciation and amortization, as a result of newly acquired or constructed assets, will mostly be offset as older assets become fully depreciated.
      For the three months ended March 31, 2006, our depreciation and amortization expense remained fairly constant compared to the three months ended March 31, 2005. This is a result of an increase in amortization resulting from the reduction in the remaining useful lives of our customer lists beginning in October of 2005 and an increase in depreciation as a result of newly acquired or constructed assets, offset by a decrease in depreciation due to the sale of 205 towers in June and October of 2005 and older assets becoming fully depreciated.

Gain on disposition of operating assets
      Our gain on disposition of operating assets for the three months ended March 31, 2006 was a result of the sale and leaseback of 205 of our towers in 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of $2.9 million per year over the life of the lease.

Non-Operating Results

Interest expense
      For the three months ended March 31, 2006, our interest expense remained fairly constant compared to the three months ended March 31, 2005. This is the result of fixed interest rates on all of our outstanding notes payable.
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
      We may have to refinance our 10.0% senior notes at their final maturity in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, since these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, Dobson Communications Corporation, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Working Capital and Net Cash Flow
      At March 31, 2006, we had working capital of $49.8 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $58.3 million, which compares to working capital of $55.5 million, a ratio of current assets to current liabilities of 1.7:1 and an unrestricted cash balance of $76.6 million at December 31, 2005.
      Our net cash provided by operating activities totaled $0.9 million for the three months ended March 31, 2006 compared to net cash used in operating activities of $0.9 million for the three months ended March 31, 2005. The increase in cash provided by operating activities was primarily due to an increase in operating income and changes in current assets and current liabilities. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.
      We used cash in investing activities for the three months ended March 31, 2006 and 2005. Investing activities are typically related to capital expenditures. We expect to use cash in investing activities for the foreseeable future as we continue to develop our network. Our capital expenditures were $11.0 million for the three months ended March 31, 2006 compared to $8.6 million for the three months ended March 31, 2005. During 2006, we expect capital expenditures to remain fairly constant with 2005 amounts as a result of the continued development and improvement of our GSM/ GPRS/ EDGE technology in our markets.
      We used cash in financing activities for the three months ended March 31, 2006. Financing activities are typically related to proceeds from notes payable, repayments of notes payable, deferred financing costs associated with notes payable and purchases of debt and equity securities. For future expected payments of notes payable, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Capital Resources
      On August 8, 2003, we and ACC Escrow Corp., a wholly-owned, indirect subsidiary of Dobson Communications Corporation, completed a private offering of $900.0 million aggregate principle amount of 10.0% senior notes due 2011. These senior notes were issued at par. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. Dobson Communications Corporation and Dobson Cellular Systems Inc. are not guarantors of these senior notes.
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

Capital Expenditures and Commitments
      Our capital expenditures were $11.0 million for the three months ended March 31, 2006. We plan to spend approximately $52.0 million for capital expenditures during 2006, as we continue to develop and improve our GSM/ GPRS/ EDGE wireless network and fund certain mandates to comply with the requirements of E-911.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We expect to finance our current pending acquisitions with cash on hand and bank debt we will obtain or acquire.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. This obligation is our share of a total $90 million commitment of our parent Company, Dobson Communications Corporation. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of March 31, 2006, $22.6 million of this commitment has been fulfilled.
      We have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
      Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At March 31, 2006, we were not involved with any derivatives or other financial instruments, and all of our outstanding notes payable bore interest at fixed rates.
      At March 31, 2006, we had notes payable outstanding of $915.0 million, all of which bears interest at fixed rates, compared to $914.8 million at December 31, 2005.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently aware of any pending or threatened litigation against us or our subsidiaries or that involves any of our or our subsidiaries’ property that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
      There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
Date: May 10, 2006

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer and
principal executive officer
Date: May 10, 2006

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