Form 10-Q
period 2006-06-30
AMERICAN CELLULAR CORP /DE/
filed 2006-08-09
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      As of August 8, 2006 there were 350 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by ACC Holdings, LLC and no shares of the registrant’s $0.01 par value Class B common stock outstanding.

AMERICAN CELLULAR CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,871,388	$76,610,593
Accounts receivable, net	42,839,173	47,268,967
Inventory	7,024,827	5,066,257
Deferred tax assets	2,480,000	3,324,000
Prepaid expenses and other	2,620,557	1,543,322

Total current assets	94,835,945	133,813,139

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)	162,731,334	158,285,766

OTHER ASSETS:
Accounts receivable-affiliates	4,239,220	2,777,611
Wireless license acquisition costs	706,872,356	681,424,159
Goodwill	583,628,142	574,813,057
Deferred financing costs, net	12,245,149	13,427,299
Customer list, net	28,926,211	41,278,292
Other non-current assets	580,570	664,602

Total other assets	1,336,491,648	1,314,385,020

Total assets	$1,594,058,927	$1,606,483,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,962,844	$18,076,266
Accrued expenses	8,058,440	9,710,379
Accrued interest payable	37,863,006	37,863,006
Deferred revenue and customer deposits	14,092,454	12,680,381

Total current liabilities	74,976,744	78,330,032

OTHER LIABILITIES:
Notes payable, net (Note 4)	915,303,300	914,793,408
Deferred tax liabilities	153,784,668	157,685,899
Deferred gain on disposition of operating assets and other non-current liabilities	30,131,821	30,743,034
Commitments (Note 5)
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value, 50 shares authorized and issued	1	1
Class B common stock, $.01 par value, 300 shares authorized and issued	3	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(54,684,858)	(49,615,700)

Total stockholders’ equity	419,862,394	424,931,552

Total liabilities and stockholders’ equity	$1,594,058,927	$1,606,483,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$89,520,700	$90,849,524	$176,993,652	$177,407,815
Roaming revenue	29,495,664	26,164,463	52,478,535	48,683,185
Equipment and other revenue	6,079,552	5,938,037	11,928,070	10,946,528

Total operating revenue	125,095,916	122,952,024	241,400,257	237,037,528

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	30,880,607	26,890,284	60,603,565	56,508,917
Cost of equipment	13,932,197	12,768,095	26,146,024	24,426,416
Marketing and selling	15,786,709	14,894,416	32,062,356	29,267,320
General and administrative	21,164,837	23,177,317	42,491,816	44,418,558
Depreciation and amortization	19,948,430	21,161,440	41,402,211	42,416,742
Gain on disposition of operating assets	(735,897)	(939,138)	(1,484,444)	(939,138)

Total operating expenses	100,976,883	97,952,414	201,221,528	196,098,815

OPERATING INCOME	24,119,033	24,999,610	40,178,729	40,938,713

OTHER EXPENSE:
Interest expense	(23,778,647)	(23,778,214)	(47,563,765)	(47,561,812)
Other expense, net	(482,834)	(445,895)	(741,354)	(1,098,329)

(LOSS) INCOME BEFORE INCOME TAXES	(142,448)	775,501	(8,126,390)	(7,721,428)
Income tax benefit (expense)	42,699	(294,691)	3,057,232	2,934,143

NET (LOSS) INCOME	$(99,749)	$480,810	$(5,069,158)	$(4,787,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2006	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,069,158)	$(4,787,285)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisition —
Depreciation and amortization	41,402,211	42,416,742
Amortization of bond premium and deferred financing costs	1,692,042	1,691,106
Deferred income taxes	(3,057,232)	(2,890,030)
Gain on disposition of operating assets	(1,484,444)	(939,138)
Other operating activities	170,344	6,195
Changes in current assets and liabilities —
Accounts receivable	4,429,794	(6,451,654)
Inventory	(1,958,570)	751,844
Prepaid expenses and other	(476,846)	45,899
Accounts payable	(3,113,422)	7,075,531
Accrued expenses	(1,651,939)	(2,593,349)
Deferred revenue and customer deposits	1,412,073	108,083

Net cash provided by operating activities	32,294,853	34,433,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,476,502)	(23,472,031)
Purchase of wireless licenses and properties	(35,277,832)	—
Proceeds from the sale of assets	—	30,921,875
Change in receivable/payable — affiliates	(4,363,368)	2,941,667
Other investing activities	83,644	(290,347)

Net cash (used in) provided by investing activities	(69,034,058)	10,101,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities	—	(27,287)

Net cash used in financing activities	—	(27,287)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,739,205)	44,507,821
CASH AND CASH EQUIVALENTS, beginning of period	76,610,593	41,488,979

CASH AND CASH EQUIVALENTS, end of period	$39,871,388	$85,996,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$45,866,180	$45,868,963
Income taxes	$354,004	$30,025
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from (to) affiliates	$2,901,759	$(2,085)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries (collectively, the “Company”) as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
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
      The Company, through its predecessors, was organized in 1998 to acquire the operations of PriCellular and adopted its current organizational structure in 2003, when the Company became a wholly-owned, indirect subsidiary of Dobson Communications Corporation, or DCC. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin.

2.	Business Combinations

Pending Acquisition
      On May 11, 2006, the Company announced that it has agreed to acquire Highland Cellular LLC, which provides wireless service to West Virginia 7 Rural Service Area, or RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns Personal Communication Services, or PCS, wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that our parent company owns and operates in western Maryland, southern Ohio, southern Pennsylvania, and West Virginia. Upon completion of the merger, Highland Cellular would become a wholly-owned subsidiary of the Company. Consideration of approximately $95 million is payable in the merger, subject to adjustments as provided in the merger agreement. The merger is subject to typical closing conditions and approval by the Federal Communications Commission, or FCC.
      The results of operations related to this acquisition will not be included in the Company’s financial information until the acquisition is completed. In addition, subscribers to be acquired in this acquisition will not be added to the Company’s subscriber base until the acquisition is approved by the FCC and is completed. The above business combination is expected to be accounted for as a purchase.

Recent Acquisitions
      On May 30, 2006, the Company purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, the Company closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million.
      On September 13, 2005, the Company acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until it was granted FCC approval and acquired the spectrum on

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million.
      The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. Unaudited pro forma financial information related to the Company’s 2006 and 2005 acquisitions has not been presented because these acquisitions were not significant to the Company’s consolidated results of operations.

3.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $29.1 million for the six months ended June 30, 2006 and $34.4 million for the six months ended June 30, 2005. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	June 30,	December 31,
	2006	2005

	($ in thousands)
Gross property, plant and equipment	$348,802	$315,158
Accumulated depreciation	(186,071)	(156,872)

Property, plant and equipment, net	$162,731	$158,286

4.	Notes Payable
      The Company’s notes payable as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005

	($ in thousands)
9.5% senior subordinated notes	$15,303	$14,794
10.0% senior notes	900,000	900,000

Total notes payable	$915,303	$914,794

5.	Commitments and Contingencies

Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, with an Enhanced Data for Mobile Communications, or EDGE, related products and services prior to June 9, 2007. This obligation is the Company’s share of a total $90 million commitment of the Company’s parent, Dobson Communications Corporation. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of June 30, 2006, $25.8 million of this commitment has been fulfilled.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies
      The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation or liquidity.

6.	Subsequent Event
      On August 8, 2006, the Company entered into a new $250.0 million senior secured credit facility. Proceeds from this new credit facility are expected be used for future acquisitions and other general corporate purposes. In connection with the new credit facility, ACC Holdings, LLC, the Company’s new holding company, was formed. On August 8, 2006, there was $50.0 million in borrowings under this new credit facility.

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
OVERVIEW
      We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin.
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
RECENT DEVELOPMENTS
      On August 8, 2006, we entered into a new $250.0 million senior secured credit facility, as discussed below under liquidity and capital resources. Proceeds from this new credit facility are expected to be used for future acquisitions and other general corporate purposes. In connection with the new credit facility, ACC Holdings, LLC, our new holding company, was formed. On August 8, 2006, there was $50.0 million in borrowings under this new credit facility.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with GAAP. Our significant accounting policies are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
ACQUISITIONS
      We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy. The following are the most recently announced transactions.

Pending Acquisition of Highland Cellular
      On May 11, 2006, we announced that we have agreed to acquire Highland Cellular LLC, which provides wireless service to West Virginia 7 Rural Service Area, or RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns Personal Communication Services, or PCS, wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that our parent company owns and operates in western Maryland, southern Ohio, southern Pennsylvania, and West Virginia. Upon completion of the merger, Highland Cellular would become our wholly-owned subsidiary. Consideration of approximately $95 million is payable in the merger, subject to adjustments as provided in the merger agreement. The merger is subject to typical closing conditions and approval by the FCC.
      The results of operations related to this acquisition will not be included in our financial information until the acquisition is completed. In addition, subscribers to be acquired in this acquisition will not be added to our subscriber base until the acquisition is approved by the FCC and is completed. The above acquisition is expected to be accounted for as a purchase.

Acquisition of Texas 15 RSA
      On May 30, 2006, we purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, we closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million. These purchases increased our population coverage in Texas by approximately 208,200 and our subscriber base by less than one thousand subscribers.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.

Acquisition of Pennsylvania 4 RSA
      On September 13, 2005, we acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until we were granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million. We plan to upgrade Endless Mountains’ network with GPRS/ EDGE data capability.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Market population(1)	5,328,000	5,069,900	5,328,000	5,069,900
Ending subscribers	665,800	695,500	665,800	695,500
Market penetration(2)	12.5%	13.7%	12.5%	13.7%
Post-paid and pre-paid gross subscriber additions(3)	41,300	41,600	82,300	79,200
Gross subscriber additions	46,400	53,700	94,700	105,200
Average subscribers	665,000	697,800	665,300	701,900
Average monthly service revenue per subscriber(4)	$45	$43	$44	$42
Average monthly post-paid churn(5)	1.8%	2.3%	1.9%	2.3%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Represents gross subscriber additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs or equipment revenue from reseller additions.

(4)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Change
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Months	Six Months
					Ended June 30,	Ended June 30,
	2006	2005	2006	2005	’06 vs. ’05	’06 vs. ’05

	($ in thousands)		($ in thousands)
Operating Revenue:
Service revenue	$89,521	$90,850	$176,994	$177,408	(1.5)%	(0.2)%
Roaming revenue	29,495	26,164	52,478	48,683	12.7%	7.8%
Equipment and other revenue	6,080	5,939	11,928	10,947	2.4%	9.0%

Total operating revenue	125,096	122,953	241,400	237,038	1.7%	1.8%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	30,881	26,890	60,604	56,509	14.8%	7.2%
Cost of equipment	13,932	12,769	26,146	24,427	9.1%	7.0%
Marketing and selling	15,786	14,894	32,062	29,267	6.0%	9.6%
General and administrative	21,165	23,178	42,492	44,419	(8.7)%	(4.3)%
Depreciation and amortization	19,948	21,161	41,402	42,416	(5.7)%	(2.4)%
Gain on disposition of operating assets	(736)	(939)	(1,485)	(939)	*	*

Total operating expenses	100,976	97,953	201,221	196,099	3.1%	2.6%

Operating income	24,120	25,000	40,179	40,939	(3.5)%	(1.9)%

Interest expense	(23,779)	(23,778)	(47,564)	(47,562)	*	*
Other expense, net	(483)	(446)	(741)	(1,098)	8.3%	(32.5)%

(Loss) income before income taxes	(142)	776	(8,126)	(7,721)	*	*
Income tax benefit (expense)	42	(295)	3,057	2,934	*	*

Net (loss) income	$(100)	$481	$(5,069)	$(4,787)	*	(5.9)%

*	Calculation is not meaningful

Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 89.1% of our subscriber base at June 30, 2006 and 90.2% at June 30, 2005. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 7.1% of our total subscriber base at June 30, 2006 and 7.3% at June 30, 2005. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 3.8% of our subscriber base at June 30, 2006 and 2.5% at June 30, 2005.
      During the six months ended June 30, 2006, we experienced an increase in our post-paid and pre-paid gross subscriber additions, as a result of our deployment of GSM/GPRS/EDGE in our networks during 2004 and 2005. As of June 30, 2006, GSM subscribers accounted for 80.0% of our subscriber base, compared to 46.4% as of June 30, 2005.
      Churn rates decreased for the three and six months ended June 30, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we experienced challenges operating both a Time Division Multiple Access, or TDMA, and GSM/ GPRS/ EDGE network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve the quality of our networks. Second, we have been impacted by Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider. In the future, churn could be adversely affected by additional network issues, WLNP or other factors that might impact the competitiveness of our service.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service revenue
      We derive service revenue by providing wireless services to our subscribers. With the deployment of our GSM/ GPRS/ EDGE technology in the last half of 2004, we have experienced growth in our average monthly service revenue per subscriber, or ARPU, from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. ETC revenue totaled approximately $5.1 million for the three months ended June 30, 2006 compared to $3.3 million for the three months ended June 30, 2005 and $10.2 million for the six months ended June 30, 2006 compared to $4.7 million for the six months ended June 30, 2005. With our additional voice and data offerings available with GSM/ GPRS/ EDGE technology and with our ETC designation in certain states, we believe there is continued growth opportunity for the remainder of 2006 for our ARPU. In addition, ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.
      For the three and six months ended June 30, 2006, our service revenue decreased slightly compared to the three and six months ended June 30, 2005. This decrease was primarily the result of a decrease in voice usage due to the decrease in our subscriber base in 2006 compared to 2005, offset by an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/ GPRS/ EDGE offerings and additional ETC revenue.

Roaming revenue
      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.105 for the three months ended June 30, 2006 compared to $0.127 for the three months ended June 30, 2005 and $0.104 for the six months ended June 30, 2006 compared to $0.135 for the six months ended June 30, 2005. We expect our roaming yield to continue to decline through 2008 as a result of scheduled rate reductions included in our current roaming contract with Cingular Wireless. Cingular is our most significant roaming partner, accounting for approximately 87% of our roaming minutes-of-use for the six months ended June 30, 2006 and June 30, 2005. Though the Cingular Wireless contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.
      For the three and six months ended June 30, 2006, our roaming revenue increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase was a result of a 36.4% increase in our roaming minutes due to expanded coverage areas and increased usage, partially offset by a 17.3% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three month period ended June 30, 2006, compared to the same period in 2005. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, our roaming minutes increased 39.7% due to expanded coverage areas and increased usage, partially offset by a 22.8% decline in our in roaming revenue per minute-of-use as contractual rates were lower for the six month period ended June 30, 2006, compared to the same period in 2005.

Equipment and other revenue
      Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments under various agreements between us and the former AT&T Wireless and rental revenue.
      The following table sets forth the components of our equipment and other revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Equipment revenue	$5,887	96.8%	$4,816	81.1%	$11,304	94.8%	$9,465	86.5%
Other revenue	193	3.2%	1,123	18.9%	624	5.2%	1,482	13.5%

Total equipment and other revenue	$6,080	100.0%	$5,939	100.0%	$11,928	100.0%	$10,947	100.0%

      For the three and six months ended June 30, 2006, our equipment revenue increased compared to the three and six months ended June 30, 2005. This increase was primarily the result of an increase in customer upgrades and an increase in revenue from an increase in the sales mix of higher priced, higher quality handsets.
      For the three and six months ended June 30, 2006, our other revenue decreased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this decrease was primarily the result of a decrease of approximately $0.7 million related to residual payments under various agreements between us and the former AT&T Wireless due to the initial payment of $0.8 million during 2005 and a decrease of approximately $0.2 million in rental revenue due to the sale of our towers during 2005. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this decrease was primarily the result of a decrease of approximately $0.5 million related to residual payments under various agreements between us and the former AT&T Wireless due to the initial payment of $0.8 million during 2005 and a decrease of approximately $0.3 million in rental revenue due to the sale of our towers during 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of service
      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. During 2005 we signed a new roaming contract with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may continue to increase in future periods. In addition, as a result of the sale and lease-back of 205 of our towers in 2005, we expect our leasing costs to continue to increase relative to prior periods, thus increasing our total cost of service.
      The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Network and other operating costs	$23,213	75.2%	$20,205	75.1%	$45,943	75.8%	$39,140	69.3%
Roaming costs	7,668	24.8%	6,685	24.9%	14,661	24.2%	17,369	30.7%

Total cost of service	$30,881	100.0%	$26,890	100.0%	$60,604	100.0%	$56,509	100.0%

      For the three and six months ended June 30, 2006, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase is a result of an increase in rent expense of approximately $1.4 million primarily related to our tower sales and leaseback transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/ GPRS/ EDGE network. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this increase is a result of an increase in rent expense of approximately $3.1 million primarily related to our tower sales and leaseback transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/ GPRS/ EDGE network.
      For the three months ended June 30, 2006, our roaming costs increased compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, roaming costs decreased compared to the six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase is primarily the result of a 35.2% increase in the minutes used by our customers on third-party wireless providers’ networks, offset by a 15.2% decrease in roaming costs per minute-of-use, as contractual rates were lower in the second quarter of 2006 compared to the same period in 2005. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this decrease was the result of a 38.1% decrease in roaming costs per minute-of-use as contractual rates were lower in the six months ended June 30, 2006 compared to the same period in 2005, offset by a 36.3% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of equipment
      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by post-paid and pre-paid gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from increases in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2006.
      For the three and six months ended June 30, 2006, our cost of equipment increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, the increase in cost of equipment is due to an increase in the number of customers upgrading to new handsets, with an increase in the sales mix of higher priced, higher quality handsets. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this increase is due to an increase in the number of customers upgrading to new handsets, with an increase in the cost of these handsets due to higher quality and increased functionality and an increase in post-paid and pre-paid gross subscriber additions.

Marketing and selling costs
      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and resigning existing customers.
      For the three and six months ended June 30, 2006, our marketing and selling costs increased compared to the three and six months ended June 30, 2005. The increase was primarily due to an increase in customer re-signs, as well as the addition of sales and marketing management personnel.

General and administrative costs
      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three and six months ended June 30, 2006, our general and administrative costs decreased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $0.5 million and by efficiencies gained from centralizing administrative functions, partially offset by an increase of approximately $0.8 million related to our allocated portion of our parent’s share-based compensation expense. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $0.2 million and by efficiencies gained from centralizing administrative functions, partially offset by an increase of approximately $1.4 million related to our allocated portion of our parent’s share-based compensation expense.

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
      For the three and six months ended June 30, 2006, our depreciation and amortization expense remained fairly constant compared to the three and six months ended June 30, 2005. This is a result of a decrease in depreciation due to the sale of 205 towers in June and October of 2005 and older assets becoming fully depreciated, offset by an increase in amortization resulting from the reduction in the remaining useful lives of our customer lists beginning in October of 2005 and an increase in depreciation as a result of newly acquired or constructed assets.

Gain on disposition of operating assets
      Our gain on disposition of operating assets for the three and six months ended June 30, 2006 was a result of the sale and leaseback of 205 of our towers in 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $2.9 million per year over the life of the lease.

Non-Operating Results

Interest expense
      For the three and six months ended June 30, 2006, our interest expense remained fairly constant compared to the three and six months ended June 30, 2005. This is the result of fixed interest rates on all of our outstanding notes payable.
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

Working Capital and Net Cash Flow
      At June 30, 2006, we had working capital of $19.9 million, a ratio of current assets to current liabilities of 1.3:1 and an unrestricted cash balance of $39.9 million, which compares to working capital of $55.5 million, a ratio of current assets to current liabilities of 1.7:1 and an unrestricted cash balance of $76.6 million at December 31, 2005.
      Our net cash provided by operating activities totaled $32.3 million for the six months ended June 30, 2006 compared to $34.4 million for the six months ended June 30, 2005. This slight decrease in cash provided by operating activities was primarily due to a slight decrease in operating income and changes in current assets and current liabilities. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Six Months Ended June 30, 2006 and June 30, 2005.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.
      We used cash in investing activities for the six months ended June 30, 2006 and we received cash from investing activities for the six months ended June 30, 2005. Investing activities are typically related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the six months ended June 30, 2006 primarily related to capital expenditures of $29.5 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum. Our net cash received from investing activities for the six months ended June 30, 2005 related to proceeds of $30.9 million from the sale of 184 towers on June 30, 2005, partially offset by capital expenditures of $23.5 million.
      We used cash in financing activities for the six months ended June 30, 2005. Financing activities are typically related to proceeds from notes payable, repayments of notes payable, deferred financing costs associated with notes payable and purchases of debt and equity securities. For future expected payments of notes payable, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
      In connection with the closing of the sale of the notes, we entered into an indenture dated August 8, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit the ability of us and our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

Subsequent Capital Resources
      On August 8, 2006, we entered into a new senior secured credit facility consisting of:

•	a 5 year $50.0 million senior secured revolving credit facility,

•	a 7 year $100.0 million senior secured multiple draw term loan facility, and

•	a 7 year $100.0 million senior secured delayed draw term loan facility.
      In connection with this new senior secured credit facility, ACC Holdings, LLC, our new holding company was formed. The credit facility is guaranteed by ACC Holdings and each of our direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of us, our direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as a pledge of our capital stock and the capital stock of our subsidiaries.
      Interest on the credit facility is currently based on a LIBOR formula plus a spread.
      The term loans under the multiple draw facility are available as follows: (i) $50 million was drawn down at the closing of the credit agreement, on August 8, 2006, and (ii) the remaining $50 million may be drawn no later than September 30, 2006. The delayed draw term facility may be drawn in up to three draws prior to the first anniversary of the credit agreement closing.
      Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, after giving effect thereto, (i) our ratio of consolidated secured debt to EBITDA does not exceed 2.75 to 1.00 and (ii) our ratio of consolidated debt to EBITDA does not exceed 6.50 to 1.00.
      Under the credit facility there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter ending December 31, 2006 through June 30, 2012, with the balance due at maturity. The revolving credit facility is scheduled to mature in August 2011 and the term loan facilities are scheduled to mature in August 2013. However, if we have not refinanced or repaid our 10% senior notes by February 1, 2011, then the revolving credit facility and the term loan facilities will mature on February 1, 2011.
      We are also required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by us and our subsidiaries.
      The credit agreement contains covenants that, subject to specified exceptions, limit our ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	pay dividends;

•	engage in transactions with affiliates;

•	make loans, investments, advances or stock repurchases;

•	prepay certain debt;

•	amend certain material agreements; and

•	undergo a change of control.

Capital Expenditures and Commitments
      Our capital expenditures were $29.5 million for the six months ended June 30, 2006. We plan to spend approximately $62.0 million to $67.0 million for capital expenditures during 2006, as we continue to develop and improve our GSM/ GPRS/ EDGE wireless network and fund certain mandates to comply with the requirements of E-911.
      As described earlier, we have a pending acquisition, Highland Cellular LLC. In addition, we have made a $17 million bidding credit deposit to participate in the FCC’s upcoming Auction 66, which is scheduled to begin August 9, 2006. Future cash needs for these transactions will come from cash flows from operations, cash on hand and cash obtained by our credit facility, described above.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We expect to finance our current pending acquisitions with cash on hand and bank debt we will obtain or acquire.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $29.7 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. This obligation is our share of a total $90 million commitment of our parent Company, Dobson Communications Corporation. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $29.7 million that remains unfulfilled. As of June 30, 2006, $25.8 million of this commitment has been fulfilled.
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
      Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At June 30, 2006, we were not involved with any derivatives or other financial instruments, and all of our outstanding notes payable bore interest at fixed rates.
      At June 30, 2006, we had notes payable outstanding of $915.3 million, all of which bears interest at fixed rates, compared to $914.8 million at December 31, 2005.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated May 10, 2006 among American Cellular Corporation, Highland Cellular Holdings, Inc., Highland Cellular, LLC, Highland Acquisition Sub, LLC, Faramarz Attar and Tom Attar	(2)[2.1]

31.1	Rule 15d-14(a) Certification by our principal executive officer	(1)

31.2	Rule 15d-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cellular Corporation
Date: August 9, 2006

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer and
principal executive officer
Date: August 9, 2006

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President,
Chief Financial Officer and
principal financial officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated May 10, 2006 among American Cellular Corporation, Highland Cellular Holdings, Inc., Highland Cellular, LLC, Highland Acquisition Sub, LLC, Faramarz Attar and Tom Attar	(2)[2.1]

31.1	Rule 15d-14(a) Certification by our principal executive officer	(1)

31.2	Rule 15d-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.