Form 10-Q
period 2006-09-30
AMERICAN CELLULAR CORP /DE/
filed 2006-11-09
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 8, 2006, there were 350 shares of the registrant’s $0.01 par value Class A common stock outstanding, which are owned of record by ACC Holdings, LLC and no shares of the registrant’s $0.01 par value Class B common stock outstanding.

AMERICAN CELLULAR CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,126,385	$76,610,593
Accounts receivable, net	51,806,633	47,268,967
Inventory	3,990,346	5,066,257
Deferred tax assets	2,480,000	3,324,000
Prepaid expenses and other	3,493,476	1,543,322

Total current assets	175,896,840	133,813,139

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)	160,211,457	158,285,766

OTHER ASSETS:
Accounts receivable-affiliates	2,389,923	2,777,611
Wireless license acquisition costs	706,986,381	681,424,159
Goodwill	583,825,442	574,813,057
Deferred financing costs, net	13,650,621	13,427,299
Customer list, net	22,750,170	41,278,292
Other non-current assets	18,387,773	664,602

Total other assets	1,347,990,310	1,314,385,020

Total assets	$1,684,098,607	$1,606,483,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,401,729	$18,076,266
Accrued expenses	8,301,550	9,710,379
Accrued interest payable	15,987,075	37,863,006
Deferred revenue and customer deposits	14,255,520	12,680,381
Current portion of credit facility and notes payable	1,000,000	—

Total current liabilities	60,945,874	78,330,032

OTHER LIABILITIES:
Credit facility and notes payable, net (Note 4)	1,014,558,246	914,793,408
Deferred tax liabilities	154,969,088	157,685,899
Deferred gain on disposition of operating assets and other non-current liabilities	29,280,289	30,743,034
Commitments (Note 5)
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value, 350 shares authorized and issued at September 30, 2006 and 50 shares authorized and issued at December 31, 2005	4	1
Class B common stock, $.01 par value, zero shares authorized and issued at September 30, 2006 and 300 shares authorized and issued at December 31, 2005	—	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(50,202,142)	(49,615,700)

Total stockholders’ equity	424,345,110	424,931,552

Total liabilities and stockholders’ equity	$1,684,098,607	$1,606,483,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Nine Months Ended
	For the Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

OPERATING REVENUE:
Service revenue	$91,612,664	$92,712,559	$268,606,316	$270,120,374
Roaming revenue	39,495,571	34,658,745	91,974,106	83,341,930
Equipment and other revenue	5,582,874	4,794,133	17,510,944	15,740,661

Total operating revenue	136,691,109	132,165,437	378,091,366	369,202,965

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	35,648,793	30,871,850	96,252,358	87,380,767
Cost of equipment	12,475,625	13,448,679	38,621,649	37,875,095
Marketing and selling	17,197,344	15,003,570	49,259,700	44,270,890
General and administrative	21,343,661	22,296,760	63,835,477	66,715,318
Depreciation and amortization	19,342,866	20,356,770	60,745,077	62,773,512
Gain on disposition of operating assets	(716,232)	(648,566)	(2,200,676)	(1,587,704)

Total operating expenses	105,292,057	101,329,063	306,513,585	297,427,878

OPERATING INCOME	31,399,052	30,836,374	71,577,781	71,775,087

OTHER EXPENSE:
Interest expense	(24,539,929)	(23,781,690)	(72,103,694)	(71,343,502)
Other expense, net	(591,986)	(399,924)	(1,333,340)	(1,498,253)

INCOME (LOSS) BEFORE INCOME TAXES	6,267,137	6,654,760	(1,859,253)	(1,066,668)
Income tax (expense) benefit	(1,784,422)	(2,099,129)	1,272,811	835,014

NET INCOME (LOSS)	$4,482,715	$4,555,631	$(586,442)	$(231,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,442)	$(231,654)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	60,745,077	62,773,512
Amortization of bond premium and deferred financing costs	2,554,825	2,536,824
Deferred income taxes	(1,872,811)	(820,923)
Gain on disposition of operating assets	(2,200,676)	(1,587,704)
Other operating activities	35,043	5,928
Changes in current assets and liabilities —
Accounts receivable	(4,537,666)	(12,633,108)
Inventory	1,075,911	698,123
Prepaid expenses and other	(1,349,765)	(895,503)
Accounts payable	3,325,463	4,508,101
Accrued expenses	(23,284,760)	(22,234,011)
Deferred revenue and customer deposits	1,575,139	(96,255)

Net cash provided by operating activities	35,479,338	32,023,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,030,493)	(36,266,014)
Purchase of wireless licenses and properties	(35,594,607)	(15,174,662)
Deposit on FCC licenses	(17,000,000)	—
Proceeds from the sale of assets	5,450	30,948,317
Change in receivable/payable — affiliates	(2,607,029)	2,980,411
Other investing activities	(723,558)	(289,494)

Net cash used in investing activities	(95,950,237)	(17,801,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	100,000,000	—
Deferred financing costs	(2,013,309)	—
Other financing activities	—	(27,287)

Net cash provided by (used in) financing activities	97,986,691	(27,287)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,515,792	14,194,601
CASH AND CASH EQUIVALENTS, beginning of period	76,610,593	41,488,979

CASH AND CASH EQUIVALENTS, end of period	$114,126,385	$55,683,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$91,416,180	$90,875,165
Income taxes	$525,448	$62,050
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$2,994,717	$35,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries, referred to collectively as the Company, as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

The Company, through its predecessors, was organized in 1998 to acquire the operations of PriCellular and adopted its current organizational structure in 2003, when the Company became a wholly owned, indirect subsidiary of Dobson Communications Corporation, or DCC. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin.

2.	Business Combinations

Recent Acquisitions

On May 30, 2006, the Company purchased the non-spectrum assets of Texas 15 Rural Service Area, or RSA. In addition, on June 29, 2006, the Company closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million.

On September 13, 2005, the Company acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until it was granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million.

The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. Unaudited pro forma financial information related to the Company’s 2006 and 2005 acquisitions, described above, has not been presented because these acquisitions were not significant to the Company’s consolidated results of operations.

Subsequently, on October 5, 2006, the Company acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns Personal Communication Services, or PCS, wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that DCC owns and operates in western Maryland, southern Ohio, southern Pennsylvania, and West Virginia. Upon completion of the merger, Highland Cellular became a wholly owned subsidiary of the Company. The total purchase price for Highland Cellular was approximately $95 million.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $42.2 million for the nine months ended September 30, 2006 and $50.8 million for the nine months ended September 30, 2005. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	September 30,	December 31,
	2006	2005
	($ in thousands)

Gross property, plant and equipment	$359,449	$315,158
Accumulated depreciation	(199,238)	(156,872)

Property, plant and equipment, net	$160,211	$158,286

4.	Credit Facility and Notes Payable

The Company’s credit facility and notes payable as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
	($ in thousands)

9.5% senior subordinated notes	$15,558	$14,794
Credit facility	100,000	—
10.0% senior notes	900,000	900,000

Total credit facility and notes payable	$1,015,558	$914,794

Credit Facility

On August 8, 2006, the Company entered into a new senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this new senior secured credit facility, ACC Holdings, LLC, the Company’s new holding company, was formed. The credit facility is guaranteed by ACC Holdings and each of the Company’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of the Company, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as by a pledge of the Company’s capital stock and the capital stock of its subsidiaries.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, as of September 30, 2006, $100.0 million was outstanding under this credit facility. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, after giving effect thereto, (i) the Company’s ratio of consolidated secured debt to EBITDA does not exceed 2.75 to 1.00 and (ii) the Company’s ratio of consolidated debt to EBITDA does not exceed 6.50 to 1.00.

Under the credit facility, there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per fiscal quarter ending December 31, 2006 through June 30, 2012, with the balance due at maturity. The revolving credit facility is scheduled to mature in August 2011 and the term loan facilities are scheduled to mature in August 2013. However, if the Company has not refinanced or repaid its 10.0% senior notes by February 1, 2011, then the revolving credit facility and the term loan facilities will mature on February 1, 2011.

The Company also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by the Company and its subsidiaries.

The credit agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	pay dividends;

•	engage in transactions with affiliates;

•	make loans, investments, advances or stock repurchases;

•	prepay certain debt;

•	amend certain material agreements; and

•	undergo a change of control.

5.	Commitments and Contingencies

Commitments

On August 29, 2006, the Company amended its purchase and license agreement with Nortel Networks Corp. Under the purchase and license agreement with Nortel Networks Corp., the Company has a commitment to make specified minimum purchases of Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, Enhanced Data for GSM Evolution, or EDGE, related products and services prior to December 31, 2008. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of September 30, 2006, the exposure for such damages is approximately $0.5 million.

Contingencies

The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operations or liquidity.

6.	Subsequent Event

On October 19, 2006, the Company made the final payment on 85 licenses for which it was the winning bidder in the FCC’s Auction 66. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to the Company’s current coverage, as well as additional spectrum in areas that the Company currently serves in order to have capacity for increased voice and data transmission. The cost to the Company for these licenses was approximately $65.9 million, of which $17.0 million had been placed on deposit as of September 30, 2006. Licensing from the FCC should occur by the first quarter of 2007. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under the Company’s new credit facility.

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

OVERVIEW

We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin.

ACC Escrow Corp. was formed on June 23, 2003 as a wholly owned, indirect subsidiary of DCC and began operations on August 8, 2003 when it completed the sale of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by DCC and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To affect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned, indirect subsidiary of DCC.

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

FCC Auction 66

On October 19, 2006, we made the final payment on 85 licenses for which we were the winning bidder in the FCC’s Auction 66. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost to us for these licenses was approximately $65.9 million, of which $17.0 million had been placed on deposit as of September 30, 2006. Licensing from the FCC should occur by the first quarter of 2007. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under our new credit facility.

Acquisition of Highland Cellular LLC

On October 5, 2006, we acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that our parent company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. Upon completion of the merger, Highland Cellular became our wholly owned subsidiary. The total purchase price for Highland Cellular was approximately $95 million. The purchase increased our population coverage by approximately 357,100 and our subscriber base by approximately 50,000.

As a result of the completion of this transaction, our consolidated financial statements will only include the operating results from Highland Cellular beginning October 5, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Market population(1)	5,328,000	5,166,500	5,328,000	5,166,500
Ending subscribers	667,100	682,200	667,100	682,200
Market penetration(2)	12.5%	13.2%	12.5%	13.2%
Post-paid and pre-paid gross subscriber additions(3)	46,100	41,000	128,400	120,200
Gross subscriber additions	50,800	54,600	145,500	159,800
Average subscribers	666,000	688,600	665,500	696,800
Average monthly service revenue per subscriber(4)	$46	$45	$45	$43
Average monthly post-paid churn(5)	1.9%	2.9%	1.9%	2.5%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Represents gross subscriber additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs or receive equipment revenue from reseller additions.

(4)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation

The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Change
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2006	2005	2006	2005	’06 vs.’05	’06 vs. 05
	($ in thousands)		($ in thousands)

Operating Revenue:
Service revenue	$91,613	$92,712	$268,607	$270,120	(1.2)%	(0.6)%
Roaming revenue	39,496	34,659	91,974	83,342	14.0%	10.4%
Equipment and other revenue	5,583	4,794	17,511	15,741	16.5%	11.2%

Total operating revenue	136,692	132,165	378,092	369,203	3.4%	2.4%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	35,648	30,872	96,252	87,381	15.5%	10.2%
Cost of equipment	12,476	13,448	38,622	37,875	(7.2)%	2.0%
Marketing and selling	17,198	15,004	49,260	44,271	14.6%	11.3%
General and administrative	21,344	22,296	63,836	66,715	(4.3)%	(4.3)%
Depreciation and amortization	19,343	20,358	60,745	62,774	(5.0)%	(3.2)%
Gain on disposition of operating assets	(716)	(649)	(2,201)	(1,588)	10.3%	38.6%

Total operating expenses	105,293	101,329	306,514	297,428	3.9%	3.1%

Operating income	31,399	30,836	71,578	71,775	1.8%	(0.3)%

Interest expense	(24,540)	(23,782)	(72,104)	(71,344)	3.2%	1.1%
Other expense, net	(592)	(400)	(1,333)	(1,498)	48.0%	(11.0)%

Income (loss) before income taxes	6,267	6,654	(1,859)	(1,067)	(5.8)%	74.2%
Income tax (expense) benefit	(1,784)	(2,099)	1,273	835	(15.0)%	52.5%

Net income (loss)	$4,483	$4,555	$(586)	$(232)	(1.6)%	152.6%

Subscribers

Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 88.9% of our subscriber base at September 30, 2006 and 89.3% at September 30, 2005. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 6.5% of our total subscriber base at September 30, 2006 and 7.9% at September 30, 2005. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 4.6% of our subscriber base at September 30, 2006 and 2.8% at September 30, 2005.

During the nine months ended September 30, 2006, we experienced an increase in our post-paid and pre-paid gross subscriber additions as a result of several factors, including improvements in our network, attractive promotions, expanded line-up of handsets and calling plans that differentiate us throughout our markets. Most of these improvements stemmed from our deployment of GSM/GPRS/EDGE in our networks during 2004 and 2005. As of September 30, 2006, GSM subscribers accounted for 84.2% of our subscriber base, compared to 57.5% as of September 30, 2005.

Churn rates decreased for the three and nine months ended September 30, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we experienced challenges operating both a Time Division Multiple Access, or TDMA, and GSM/GPRS/EDGE network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have improved, and should continue to improve, the quality of our networks. Second, we have been impacted by Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider. In the future, churn could be adversely affected by additional network issues, WLNP or other factors that might impact the competitiveness of our service.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service revenue

We derive service revenue by providing wireless services to our subscribers. With the deployment of our GSM/GPRS/EDGE technology in the last half of 2004, we have experienced growth in our average monthly service revenue per subscriber, or ARPU, from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. ETC revenue totaled approximately $5.1 million for the three months ended September 30, 2006 compared to $3.6 million for the three months ended September 30, 2005 and $15.3 million for the nine months ended September 30, 2006 compared to $8.3 million for the nine months ended September 30, 2005. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more. We believe ARPU will continue to grow, primarily by increased data usage and increased ETC revenue, into 2007.

For the three and nine months ended September 30, 2006, our service revenue decreased slightly compared to the three and nine months ended September 30, 2005. This decrease was primarily the result of a decrease in voice usage due to the decrease in our average subscriber base in 2006 compared to 2005, partially offset by an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/GPRS/EDGE offerings and additional ETC revenue.

Roaming revenue

We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.104 for the three months ended September 30, 2006 compared to $0.128 for the three months ended September 30, 2005 and $0.104 for the nine months ended September 30, 2006 compared to $0.132 for the nine months ended September 30, 2005. We expect our roaming yield to continue to decline through 2008 as a result of scheduled rate reductions included in our current roaming contract with Cingular Wireless. Cingular is our most significant roaming partner, accounting for approximately 86% of our roaming minutes-of-use for the nine months ended September 30, 2006 and approximately 89% of our roaming minutes-of-use for the nine months ended September 30, 2005. Though the Cingular Wireless contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.

For the three and nine months ended September 30, 2006, our roaming revenue increased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase was a result of a 40.1% increase in our roaming minutes due to expanded coverage areas and increased usage, offset in part by an 18.7% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three-month period ended September 30, 2006, compared to the same period in 2005. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, our roaming minutes increased 39.9% due to expanded coverage areas and increased usage, offset in part by a 21.1% decline in our in roaming revenue per minute-of-use as contractual rates were lower for the nine-month period ended September 30, 2006, compared to the same period in 2005.

Equipment and other revenue

Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments under various agreements between us and the former AT&T Wireless and rental revenue.

The following table sets forth the results of the components of our equipment and other revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)				($ in thousands)

Equipment revenue	$5,380	96.4%	$4,666	97.3%	$16,684	95.3%	$14,130	89.8%
Other revenue	203	3.6%	128	2.7%	827	4.7%	1,611	10.2%

Total equipment and other revenue	$5,583	100.0%	$4,794	100.0%	$17,511	100.0%	$15,741	100.0%

For the three and nine months ended September 30, 2006, our equipment revenue increased compared to the three and nine months ended September 30, 2005. This increase was primarily the result of an increase in post-paid and pre-paid gross subscriber additions and an increase in the sales mix of higher priced, higher quality handsets.

For the three months ended September 30, 2006, our other revenue increased compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, our other revenue decreased compared to the nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase was primarily the result of an increase of approximately $0.1 million related to residual payments under various agreements between us and the former AT&T Wireless. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this decrease was primarily the result of a decrease of approximately $0.4 million related to residual payments under various agreements between us and the former AT&T Wireless due to the initial payment of $0.8 million during the second quarter of 2005, and a decrease of approximately $0.3 million in rental revenue due to our tower sale and leaseback transactions during 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. During 2005 we signed a new roaming contract with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may continue to increase in future periods. In addition, as a result of the sale and leaseback of 205 of our towers in 2005, we expect our leasing costs to continue to increase relative to prior periods in 2005, thus increasing our total cost of service.

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)				($ in thousands)

Network and other operating costs	$26,715	74.9%	$22,584	73.1%	$72,657	75.5%	$61,724	70.6%
Roaming costs	8,933	25.1%	8,288	26.9%	23,595	24.5%	25,657	29.4%

Total cost of service	$35,648	100.0%	$30,872	100.0%	$96,252	100.0%	$87,381	100.0%

For the three and nine months ended September 30, 2006, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase is a result of an increase in rent expense of approximately $2.0 million primarily related to our tower sale and leaseback transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/GPRS/EDGE network. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this increase is a result of an increase in rent expense of approximately $5.2 million primarily related to our tower sale and leaseback transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/GPRS/EDGE network.

For the three months ended September 30, 2006, our roaming costs increased compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, roaming costs decreased compared to the nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase is primarily the result of a 34.4% increase in the minutes used by our customers on third-party wireless providers’ networks, offset in part by a 19.8% decrease in roaming costs per minute-of-use, as contractual rates were lower in the third quarter of 2006 compared to the same period in 2005. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this decrease was the result of a 32.2% decrease in roaming costs per minute-of-use as contractual rates were lower in the nine months ended September 30, 2006 compared to the same period in 2005, offset in part by a 35.5% increase in the minutes used by our customers on third-party wireless providers’ networks.

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

For the three months ended September 30, 2006, our cost of equipment decreased compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, our cost of equipment increased slightly compared to the nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this decrease was due to a decrease in customers upgrading to new handsets, offset in part by an increase in post-paid and pre-paid gross subscriber additions and an increase in the sales mix of higher priced, higher quality handsets. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this increase is due to an increase in post-paid and pre-paid gross subscriber additions and an increase in the sales mix of higher priced, higher quality handsets, offset by a decrease in customers upgrading to new handsets.

Marketing and selling costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three and nine months ended September 30, 2006, our marketing and selling costs increased compared to the three and nine months ended September 30, 2005. When comparing the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005, the increase was primarily due to additional commissions paid for increased post-paid and pre-paid gross subscriber additions and an increase in customer re-signs, as well as the addition of sales and marketing management personnel.

General and administrative costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three and nine months ended September 30, 2006, our general and administrative costs decreased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this decrease in our general and administrative costs was primarily attributable to a decrease in bad debt expense of approximately $1.3 million and by efficiencies gained from centralizing administrative functions, offset in part by an increase of approximately $0.6 million related to our allocated portion of our parent’s share-based compensation expense. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $1.5 million and by efficiencies gained from centralizing administrative functions, offset in part by an increase of approximately $2.0 million related to our allocated portion of our parent’s share-based compensation expense.

Depreciation and amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. During the remainder of 2006, we expect increases in depreciation and amortization, as a result of newly acquired or constructed assets, will mostly be offset as older assets become fully depreciated.

For the three and nine months ended September 30, 2006, our depreciation and amortization expense remained fairly constant compared to the three and nine months ended September 30, 2005. This is a result of a decrease in depreciation due to the sale and leaseback of 205 towers in June and October of 2005 and older assets becoming fully depreciated, offset by an increase in amortization resulting from the reduction in the remaining useful lives of our customer lists beginning in October of 2005 and an increase in depreciation as a result of newly acquired or constructed assets.

Gain on disposition of operating assets

Our gain on disposition of operating assets for the three and nine months ended September 30, 2006 and 2005 was a result of the sale and leaseback of 205 of our towers in 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $2.9 million per year over the life of the lease.

Non-Operating Results

Interest expense

For the three and nine months ended September 30, 2006, our interest expense remained fairly constant compared to the three and nine months ended September 30, 2005. This is the result of fixed interest rates on all of our outstanding notes payable. We expect interest expense to increase as a result of our new credit facility we entered into on August 8, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the sale of debt securities and infusions of equity capital from our parent company, DCC. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand, cash flows from operations and availability under our new credit facility will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements and expenditures may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technical and competitive developments that may arise.

We may have to refinance our 10.0% senior notes at their final maturity in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, because these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, DCC, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a material adverse effect on our business and financial condition. Our new credit facility will mature on February 1, 2011 if we have not refinanced or repaid our 10.0% senior notes by that date.

Working Capital and Net Cash Flow

	September 30,	December 31,	Percentage
	2006	2005	Change
	($ in thousands)

Cash and cash equivalents	$114,127	$76,611	49.0%
Other current assets	61,770	57,202	8.0%

Total current assets	175,897	133,813	31.4%

Current liabilities	60,946	78,330	(22.2)%

Working capital	$114,951	$55,483	107.2%

Ratio of current assets to current liabilities	2.9:1	1.7:1

Our net cash provided by operating activities totaled $35.5 million for the nine months ended September 30, 2006 compared to $32.0 million for the nine months ended September 30, 2005. This increase in cash provided by operating activities was primarily due to changes in current assets and current liabilities. Our operating income remained fairly constant for the comparable periods. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the nine months ended September 30, 2006 and 2005. Investing activities are typically related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the nine months ended September 30, 2006 primarily related to capital expenditures of $40.0 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum. Our net cash used in investing activities for the nine months ended September 30, 2005 primarily related to capital expenditures of $36.3 million and our acquisition of Pennsylvania 4 RSA on September 13, 2005, offset in part by proceeds from our tower sale and leaseback on June 30, 2005.

We received cash from financing activities for the nine months ended September 30, 2006 and we used cash in financing activities for the nine months ended September 30, 2005. Financing activities are typically related to proceeds from our credit facility and notes payable, repayments of our credit facility and notes payable, deferred financing costs associated with our credit facility and notes payable and purchases of debt and equity securities. Our net cash provided by financing activities for the nine months ended September 30, 2006 primarily related to $100.0 million in borrowings under our new credit facility. For future expected payments of notes payable, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Capital Resources

Senior Secured Credit Facility

On August 8, 2006, we entered into a new senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this new senior secured credit facility, ACC Holdings, LLC, our new holding company, was formed. The credit facility is guaranteed by ACC Holdings and each of our direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of us, our direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as a pledge of our capital stock and the capital stock of our subsidiaries.

Interest on the credit facility is currently based on a LIBOR formula plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. Therefore, as of September 30, 2006, $100.0 million was outstanding under this credit facility. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, after giving effect thereto, (i) our ratio of consolidated secured debt to EBITDA does not exceed 2.75 to 1.00 and (ii) our ratio of consolidated debt to EBITDA does not exceed 6.50 to 1.00.

Under the credit facility, there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per fiscal quarter ending December 31, 2006 through June 30, 2012, with the balance due at maturity. The revolving credit facility is scheduled to mature in August 2011 and the term loan facilities are scheduled to mature in August 2013. However, if we have not refinanced or repaid our 10.0% senior notes by February 1, 2011, then the revolving credit facility and the term loan facilities will mature on February 1, 2011.

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

Notes Payable

On August 8, 2003, we and ACC Escrow Corp., a wholly owned, indirect subsidiary of DCC, completed a private offering of $900.0 million aggregate principle amount of 10.0% senior notes due 2011. These senior notes were issued at par. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under our previous bank credit facility and (ii) pay a portion of the fees of our restructuring. The notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. DCC and Dobson Cellular Systems, Inc. are not guarantors of these senior notes.

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

Capital Expenditures and Commitments

Our capital expenditures were $40.0 million for the nine months ended September 30, 2006. We plan to spend approximately $62.0 to $67.0 million for capital expenditures during 2006, as we continue to develop and improve our GSM/GPRS/EDGE wireless network and fund certain mandates to comply with the requirements of E-911.

For the nine months ended September 30, 2006, we acquired the non-spectrum assets of Texas 15 RSA and additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green for a total of approximately $25.4 million, made a $17.0 million deposit to participate in the FCC’s Auction 66 and purchased approximately $10.5 million in additional PCS licenses. Subsequently, in October 2006, we purchased Highland Cellular for approximately $95 million and completed the purchase of 85 licenses for which we were the winning bidder in the FCC’s Auction 66. We purchased the licenses in the FCC’s Auction 66 for approximately $65.9 million, less the initial deposit. Cash for these transactions came from cash flows from operations, cash on hand and cash obtained under our new credit facility.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We expect to finance our current pending acquisitions with cash on hand and bank debt we will obtain or acquire.

Contractual Obligations

On August 29, 2006, we amended our purchase and license agreement with Nortel Networks Corp. Under the purchase and license agreement with Nortel Networks Corp, we have a commitment to make specified minimum purchases of GSM/GPRS/EDGE related products and services prior to December 31, 2008. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of September 30, 2006, the exposure for such damages is approximately $0.5 million.

On August 8, 2006, we entered into a new $250.0 million senior secured credit facility. As of September 30, 2006, $100.0 million was outstanding under this credit facility.

Except for the items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal year’s beginning after December 15, 2006. We are currently assessing the effect, if any, the adoption of Interpretation No. 48 will have on our financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the effect, if any, the adoption of SAB No. 108 will have on our financial statements and related disclosures.

FORWARD-LOOKING STATEMENTS

The description of our plans and expectations set forth herein, including expected capital expenditures, acquisitions and operating results, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our operating results to differ materially from the plans and expectations include, without limitation, our substantial leverage and debt service requirements; our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At September 30, 2006, we were not involved with any derivatives or other financial instruments, and all of our outstanding notes payable bore interest at fixed rates.

On August 8, 2006, we received $50.0 million from our new senior secured credit facility and $50.0 million was drawn on September 29, 2006. Interest on the credit facility is currently based on a LIBOR formula plus a spread. This is the only variable rate debt we have outstanding. A one-percentage point change in interest rates would change our cash interest payments on an annual basis by approximately $1.0 million.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

4.1		Supplemental Indenture dated August 7, 2006 to Indenture dated August 8, 2003.	(1)[4.1]
10.1		Credit Agreement dated August 7, 2006.	(1)[10.1]
10.2		Guarantee and Collateral Agreement dated August 7, 2006.	(1)[10.2]
10	.3†	Amendment No. 3 to Purchase and License Agreement with Nortel Networks, Inc., dated August 29, 2006.	(2)[10.1]
31.1		Rule 15d-14(a) Certification by our principal executive officer.	(3)
31.2		Rule 15d-14(a) Certification by our principal financial officer.	(3)
32.1		Section 1350 Certification by our principal executive officer.	(3)
32.2		Section 1350 Certification by our principal financial officer.	(3)

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on August 10, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson Communications Corporation’s Current Report on Form 8-K/A filed on November 7, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cellular Corporation

Date: November 9, 2006
/s/  Steven P. Dussek
Steven P. Dussek
Chief Executive Officer and
principal executive officer

Date: November 9, 2006
/s/  Bruce R. Knooihuizen
Bruce R. Knooihuizen
Executive Vice President,
Chief Financial Officer and
principal financial officer

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

4.1		Supplemental Indenture dated August 7, 2006 to Indenture dated August 8, 2003.	(1)[4.1]
10.1		Credit Agreement dated August 7, 2006.	(1)[10.1]
10.2		Guarantee and Collateral Agreement dated August 7, 2006.	(1)[10.2]
10	.3†	Amendment No. 3 to Purchase and License Agreement with Nortel Networks, Inc., dated August 29, 2006.	(2)[10.1]
31.1		Rule 15d-14(a) Certification by our principal executive officer.	(3)
31.2		Rule 15d-14(a) Certification by our principal financial officer.	(3)
32.1		Section 1350 Certification by our principal executive officer.	(3)
32.2		Section 1350 Certification by our principal financial officer.	(3)

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on August 10, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson Communications Corporation’s Current Report on Form 8-K/A filed on November 7, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed herewith.