Form 10-K
period 2006-12-31
AMERICAN CELLULAR CORP /DE/
filed 2007-02-28
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 21, 2007, there were 350 shares of the registrant’s $0.01 par value common stock outstanding, which are owned of record by ACC Holdings, LLC.

The Registrant meets the conditions set forth in general instructions I (1) (a) and (b) of the Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference: None

AMERICAN CELLULAR CORPORATION
ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

Overview

We are a rural and suburban provider of wireless communications services in the United States. We focus on operating a mix of rural and suburban wireless systems because we believe these wireless systems provide strong growth opportunities due to lower penetration rates, higher customer growth rates and less competition for customers than wireless systems located in larger metropolitan areas. At December 31, 2006, our wireless systems covered a total population, or Pops, of 5.8 million and we had approximately 722,200 customers with an aggregate market penetration of 12.5%. We provide wireless voice and data services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin. We offer digital voice, data and other feature services to our customers primarily through our Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, and Enhanced Data for GSM Evolution, or EDGE, network, which we collectively refer to as our “GSM” network. For the year ended December 31, 2006, we had total revenue of $518.5 million and a net loss of $1.9 million. At December 31, 2006, we had $1,040.5 million of borrowings, net of discounts, from our credit facility and debt securities and stockholder’s equity of $422.3 million.

ACC Escrow Corp. was formed on June 23, 2003 and commenced operations on August 8, 2003 when it issued $900.0 million of its 10.0% senior notes due 2011, which proceeds we used in our restructuring. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular Corporation, with American Cellular Corporation, or ACC, as the surviving entity. For financial reporting purposes, ACC Escrow Corp. is deemed to have acquired ACC, and ACC is deemed to be our predecessor company. We have included information regarding our predecessor, American Cellular, throughout this report.

Prior to August 19, 2003, ACC was owned by a joint venture which was equally owned by Dobson Communications Corporation, or DCC, and AT&T Wireless Services, Inc. AT&T Wireless was acquired by Cingular Wireless in October 2004. On August 19, 2003, we restructured our indebtedness and equity ownership. Upon consummation of the restructuring, we became a wholly owned, indirect subsidiary of DCC. On December 31, 2003, all of our subsidiaries as of that date, except ACC Lease Co, Inc. and Alton CellTel Co Partnership, were merged into us. On October 5, 2006, we acquired Highland Cellular, LLC and as a result of such acquisition, Highland Cellular became our wholly owned subsidiary.

Competitive Strengths

We believe our competitive strengths include the following:

Strong Current Market Position.  We have achieved significant market share by emphasizing our quality network, customer care and a commitment to the local community. We plan to attract additional customers by leveraging our strong network; strategic roaming relationships; local sales channels; diverse service offerings, including national and state-wide rate plans, and enhanced data offerings.

Attractive Markets.  Most of our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets, which we believe enables us to deploy and operate our network more efficiently. In addition, our markets have an average of four service providers (including us), while larger metropolitan markets typically have five or more wireless service providers. Our markets generally are located near metropolitan service areas, or MSAs, that have networks operated by our two primary roaming partners, Cingular Wireless, now part of the new AT&T and referred to throughout this report as Cingular Wireless, and T-Mobile. We believe penetration in rural and suburban markets is substantially less than in the major metropolitan markets, providing us with additional growth opportunities. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Most of the licenses our network currently utilizes are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.

Advanced Digital Technology.  We continue to increase the capacity and capabilities of our systems to attract additional customers, increase the use of our systems by existing customers, increase roaming activity and further enhance the overall efficiency of our network. In 2004, we completed the deployment of GSM technology on our network, which enables us to offer enhanced voice and data service plans to our own customer base and meet the needs of our roaming partners that utilize GSM technology.

Continued Relationship with DCC.  We believe that the integration of our operations with DCC has significant benefits. Our licensed areas, combined with those of our parent, DCC, cover an estimated population of 12.7 million, and together we served 1,666,900 customers at December 31, 2006. This size and scale and DCC’s existing corporate infrastructure enables us to reduce our operating costs and provides us with technical, network and operational efficiencies.

Strategy

The key elements of our strategy are to:

Drive ARPU Growth through GSM Migration.  We have deployed a GSM network in all of our markets and are currently marketing GSM products. Our average monthly revenue per customer, or ARPU, for GSM customers has been, and we expect it will continue to be, higher than our ARPU from Time Division Multiple Access, or TDMA, customers as we focus our GSM sales effort on higher ARPU voice plans and enhanced data services. We believe our GSM product offering provides a more attractive value proposition to our customers compared to our TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services. As of December 31, 2006, 87.7% of our customers were using our GSM network.

Offer a High Quality Network.  We continue to expand and strengthen our network in response to projected customer demand and competitive factors. GSM technology is the digital technology being used by our primary roaming partners, Cingular Wireless and T-Mobile. Utilizing this technology allows us to provide roaming service for their customers and enables us to provide faster data services and smaller, more functional handsets to our customers. We expect that our continued network expansion will enable us to continue to add and retain customers, enhance customer use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems.

Introduce Enhanced Products and Services.  We will continue to evaluate deployment of new and enhanced products and services to provide our customers with access to the best available wireless technology and to enhance our service revenue. Some of these technologies allow us to provide more advanced wireless data services, thereby giving our customers the ability to access email and the Internet, to send and receive pictures and video, and to download games and music.

Targeted Sales Efforts.  We seek to attract customers who will generate high monthly revenue and low churn rates. We believe that our extensive network of local distribution channels and our focus on customer service promote loyalty from our customers and provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors in areas where locating a direct retail store might not be cost-effective.

Superior Customer Service.  We support customer service through our retail stores, our direct sales force and specialized customer contact centers that offer 24-hour services seven days a week, as well as self-help assistance available through our parent company’s website at www.dobson.net.

Strategic Roaming Relationships.  We have developed strategic relationships with Cingular Wireless and T-Mobile. Our roaming agreements with Cingular Wireless and T-Mobile allow our customers to roam on their networks and their customers to roam on our network at favorable rates. Our roaming agreement with Cingular Wireless designates us as the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and under certain circumstances, provides that we are the exclusive provider of such services in our markets. See “Business — Roaming.” We believe our roaming relationships increase our roaming revenue and allow us to offer our customers attractive rate plans that include the footprints of Cingular Wireless, T-Mobile and our other roaming partners as “home” territories.

Operations

We own or lease numerous 850 MHz cellular licenses and 1900 MHz Personal Communication Services, or PCS, licenses. Some of the population covered by our PCS licenses overlap with population covered by our cellular licenses. For the purpose of determining our population, we do not duplicate the population counts for any overlapping licensed area. In addition, in some instances, our network does not cover incremental population covered by our PCS licenses, and the incremental population that is not covered is not included in our total population.

Our network utilizes 850 MHz spectrum in 6 MSAs, which have a total population of 1.2 million, and 28 rural service areas, or RSAs, having a total population of 4.3 million. In addition, our network utilizes 1900 MHz spectrum in many of our owned or leased licensed areas; however, our 1900 MHz spectrum only covers and utilizes an incremental population of 0.3 million.

The table below sets forth information with respect to the population covered by the wireless licenses utilized in our wireless network as of December 31, 2006. Information with respect to populations is based upon the 2005 population estimates provided by the United States Census Bureau.

State	Population

Illinois	22,400
Kansas	48,500
Kentucky	866,800
Michigan	201,000
Minnesota	813,700
New York	1,182,800
Ohio	327,700
Oklahoma	213,800
Pennsylvania	283,100
Texas	215,300
Virginia	51,700
West Virginia	646,000
Wisconsin	886,400

Total Population	5,759,200

In addition, we own 85 Advanced Wireless Services, or AWS, licenses that range in frequency blocks of 10-20 MHz, within the frequency bands of 1710-1745 and 2110-2145 MHz. Our network does not currently utilize these frequency bands, and therefore, the incremental population covered by these licenses is not included in the population table above.

Dobson Cellular Systems, Inc, or DCS, pursuant to an August 19, 2003 management agreement provides all of our employees and management services for a fee.

Service and Features

We seek to provide high-quality customer service by placing a high priority on offering the latest products, services and competitive rate plans. We have a fully digital network and have introduced a wireless Internet product in an on-going effort to consistently deliver advanced services and technologies to our customers. We attempt to maximize the choices available to our customers by offering the latest lines of wireless handsets from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers, which we balance with our on-going objective to improve our operating results.

Our primary service offering is wireless voice and data services. We offer various custom-calling features, including voice mail, call forwarding, call waiting, three way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, and mobile originated and mobile terminated short message service.

The deployment of GSM technology allows us to provide more advanced wireless data services, thereby giving our customers the ability to access the Internet, to send and receive pictures and video, and to download games and music.

Marketing

The following are key components of our marketing strategy:

Branding.  We offer wireless service under the CELLULARONE® service mark. We believe that we have obtained significant marketing benefits from the high name recognition associated with CELLULARONE®, a widely used service mark. In December 2005, a subsidiary of our parent company, DCC, acquired the CELLULARONE® brand. We, like other CELLULARONE® brand name users, pay a license fee to use the brand name. From time to time, we may consider alternative brand name strategies and service marks.

Advertising.  Our advertising strategy is focused on establishing a strong local presence with an emphasis on network quality in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

We undertake market research to identify and design marketing programs to attract customers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our retail stores and our direct sales force. We also market our service offerings through our Internet site and a network of dealers, such as electronics stores, agents and other retailers. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional methods of distributing our services and products, such as direct mail programs.

Segmented Rate Plans.  We offer our customers a diverse array of rate plans so that each customer can choose the plan that best fits that customer’s expected wireless needs. Our offerings include our national rate plans, which use our network and those of other third party providers, mainly Cingular Wireless, and state-wide rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. We offer state-wide and national unlimited plans that allow customers to use their handset as much as they want within their included footprint for a fixed monthly fee. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer, while enhancing airtime usage and revenue. Our goal is to offer plans that best fit our customers’ needs.

Sales and Distribution

We sell and distribute our wireless services primarily through four distribution channels: our retail stores, independent dealers, direct sales representatives and third party resellers. We train our sales force in a manner designed to stress the importance of customer satisfaction. We believe that our sales force is able to select and screen new customers and select pricing plans that closely match customer needs, and we compensate our sales force in part based on their success in meeting customer needs. For the year ended December 31, 2006, approximately 60% of our gross customer additions were added through our retail stores, approximately 25% were added by our independent dealers, approximately 4% were added by our direct sales force and approximately 11% were added by third party resellers.

Retail Stores.  As of December 31, 2006, we had more than 80 retail stores and outlets, most of which handle general customer service matters, including new subscriptions, general inquiries, payments and upgrades. Our stores and our well-trained sales staff provide customer-friendly retail environments that are geared toward our customers’ needs by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the customer.

Independent Dealers.  As of December 31, 2006, we had contracts with approximately 110 independent dealers, or agents. These agents operate approximately 450 retail outlets in our markets. These agents allow us an additional distribution channel by offering our services and equipment through a wide variety of retail outlets, including electronics stores and national/regional retail chains.

Direct Sales.  As of December 31, 2006, we, through our management agreement with DCS, had approximately 40 DCS employees dedicated as our direct sales force for our markets. In addition to the overall goal of customer satisfaction, our direct sales force focuses on our business users by creating and offering data and productivity solutions to meet their needs.

Resellers.  As of December 31, 2006, we had relationships with two major third-party resellers. The relationships involve an agreed upon discounted price for our wireless services, and in return, the resellers market and sell services on our network and provide billing and customer service to the reseller customers.

Customer Service

Customer service is an essential element of our marketing and operating philosophy. We seek to attract new customers and retain existing customers by providing high-quality customer service. A large portion of these services are provided by our national customer contact centers, which service all of our markets. At December 31, 2006, our markets were serviced by three primary customer contact centers.

Our customers are able to contact our customer contact centers 24-hours a day on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our customers in order to evaluate and measure, on an on-going basis, the quality and competitiveness of our services.

In addition, our customers benefit from local staff in our retail and administrative locations, including local sales representatives, customer service field representatives and technical and engineering staff.

Roaming

Roaming is an important service component for our business. Accordingly, where possible, we attempt to establish roaming relationships that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. Many of our markets are adjacent to major metropolitan areas and include a high concentration of expressway corridors. These markets tend to have a significant amount of roaming activity.

Our most significant roaming partner is Cingular Wireless, which accounted for approximately 85% of our roaming traffic for the year ended December 31, 2006, 89% for the year ended December 31, 2005 and 91% for the year ended December 31, 2004. In 2005, we, along with DCS, entered into a long-term roaming agreement with Cingular Wireless to provide its customers with GSM and TDMA services when they roam in our markets. This agreement also allows our customers to roam outside of our service area on the networks of Cingular Wireless at rates we believe to be favorable. The term of the roaming agreement expires in August 2009. In addition, we are parties to GSM operating agreements with Cingular Wireless under which we have been designated the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and under certain circumstances, we are the exclusive provider of such services in our markets. These provisions of the GSM operating agreements expire in June 2008.

T-Mobile has become another significant roaming partner for us, growing to approximately 13% of our roaming traffic for the year ended December 31, 2006, approximately 5% of our roaming traffic for the year ended December 31, 2005 and approximately 1% of our roaming traffic for the year ended December 31, 2004. We have entered into a long-term roaming agreement with T-Mobile through December of 2011, which designates us as the preferred provider of roaming service to their customers with GSM services (and any other successor technology platforms) in substantially all of our markets where T-Mobile and its affiliates do not have a network. This agreement also allows our customers to roam outside of our service area on the network of T-Mobile at rates we believe to be favorable.

Billing System

We have contracted with Convergys Corporation for use of their Atlys® billing and customer care systems under a service bureau arrangement. Convergys provides billing for the majority of our customers. Convergys handles all the administration and maintenance of the Atlys® application and the associated infrastructure.

Convergys and their partners are responsible for the processing and printing of the majority of our customer invoices. On October 5, 2006, we completed the acquisition of Highland Cellular LLC. Highland Cellular LLC was under contract with Boston Communications Group, Inc., or BCGI, as its billing vendor. BCGI only provides billing services for the customers we acquired with the Highland Cellular acquisition. These customers are expected to transfer to the Atlys® billing system during the second quarter of 2007.

Network Operations

Network Communications Equipment.  Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks and Ericsson.

Connection Agreements.  Our wireless network connects to the public-switched telephone network system through local exchange carriers. We have interconnection agreements with AT&T, Verizon (Bell Atlantic, GTE), Sprint, Qwest (US West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with the mutual written consent by either party.

Network Operations.  Our network operations are monitored by regional network personnel and our vendors, who provide monitoring on a real-time basis for a variety of items, including alarm monitoring, power outages, tower lighting problems and traffic patterns.

Cell Sites and Transmission Towers.  As of December 31, 2006, we operated 1,262 cell sites, primarily on leased towers and structures. During 2005, we completed a sale and leaseback transaction in which we sold 205 cellular towers. At December 31, 2006, we owned 31 towers.

System Development and Digital Technology

System Development.  We develop or build out our service areas in response to projected customer demand and competitive factors by adding voice circuits to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for wireless handsets in high-traffic areas. We develop projected customer service demand for each market area on a cell-by-cell basis.

We expect to continue to expand our network in order to add and retain customers, enhance customer use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems. We believe that the increased coverage and capacity will continue to have a positive impact on market penetration and customer usage.

Digital Technology.  We have deployed a GSM network in all of our markets. With this enhanced data network, we offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our customers and to customers of our roaming partners. GSM is the network technology choice for our largest roaming partners, Cingular Wireless and T-Mobile.

Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

Competition

We compete with one or more companies in all of our markets. In various markets, these companies include, but are not limited to, Alltel, Cingular Wireless, Rural Cellular, Sprint Nextel, T-Mobile, US Cellular and Verizon Wireless.

Our industry has and continues to experience consolidation among competitors, which has led to a reduction in the total number of competitors.

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of increased offerings, among other things, by our competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial customer base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have launched or are in the process of launching enhanced data services, such as single carrier radio transmission technology, or 1XRTT, Evolution-Data Optimized, or EV-DO, and Universal Mobile Telecommunications System, or UMTS. In addition, the Federal Communications Commission, or FCC, requires all wireless carriers to provide Wireless Local Number Portability, or WLNP, for their customers, which enables wireless customers to change wireless carriers and retain their wireless telephone numbers. Since enactment, WLNP has had some impact on churn throughout the wireless industry.

We compete against other facilities-based cellular carriers, PCS carriers and enhanced specialized mobile radio, or ESMR, carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our network, customer service, network coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, standalone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, AWS, 39 GHz service and the 220-222 MHz service. Further, the FCC has announced plans to auction, and has begun to auction, licenses that may be usable for mobile services, including the auction of 60 MHz of spectrum in the 700 MHz band, which is required by law to occur no later than January 28, 2008, and the auction of 8 MHz of spectrum in the 1.4 GHz band that commenced on February 7, 2007. The FCC has also modified its rules to allow Broadband Radio Service licensees in the 2.5 GHz band to provide mobile and fixed wireless services and has initiated rulemaking proceedings, and may initiate future rulemaking proceedings, to designate additional spectrum for licensed or unlicensed wireless use that could be used for commercial wireless purposes by competitors. The availability of additional spectrum will not only increase the potential for competition in our markets, but may also negatively impact our roaming revenue from other carriers who may now serve our markets directly. In the future, we may also compete more directly with traditional landline telephone service providers.

We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service (such as MVNOs). The FCC has granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

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

Federal Regulation.  The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended, or the Communications Act. These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the on-going technical and operational requirements under which wireless licensees must operate.

Federal Licensing Requirements.  We hold a variety of cellular, PCS, AWS, and microwave licenses, as authorized by the FCC. The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC initially licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems; and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area, or CGSA. The CGSA may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. In almost all of our markets, our CGSA is virtually coterminous with the MSA or RSA boundary. In markets where this is not the case, the unserved area is sparsely populated. Additional competitors may be licensed to operate in unserved areas in the market after the first five years of the license term.

PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and BTAs which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The PCS MTAs and BTAs cover different geographic areas than the MSAs and RSAs, and so a licensee for a cellular MSA license and a PCS BTA license in the same general geographic area may have overlapping coverage but not co-extensive coverage. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Some of the 30 MHz C Block licenses were subsequently divided into two 15 MHz blocks or into three 10 MHz blocks.

The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their respective service areas within five years, and two-thirds of the population within ten years, of their initial license grants, or make a showing of substantial service. All 10 MHz and 15 MHz Block licensees must construct facilities that offer coverage service to one-quarter of the service area within five years of their initial licenses, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements are subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

The AWS licenses that have been auctioned cover 90 MHz of spectrum in the 1710-1755 and 2110-2155 MHz frequency bands and are divided into six different frequency blocks that cover geographic markets of varying sizes. The 20 MHz A Block licenses cover areas that are analogous to the initially licensed cellular market areas (comprised of MSAs and RSAs), while the B and C Blocks, comprised of 20 MHz and 10 MHz of spectrum, respectively, are issued according to Economic Areas, or EAs which are similar in size to, but not necessarily co-terminus with, the PCS MTAs. The D, E, and F Blocks are comprised of 10, 10, and 20 MHz of spectrum, respectively, and are licensed according to Regional Economic Area Groups, or REAGs. There are 176 EAs that are based on areas defined by the U.S. Department of Commerce, and there are 12 REAGs that are made up of EAs. The FCC requires AWS licensees to demonstrate that they provide substantial service by the end of their 10 or 15 year license terms, and any licensee that fails to meet this requirement will forfeit its license and will be ineligible to regain it.

The FCC generally grants wireless licenses for terms of ten years that are renewable upon application to the FCC (AWS licenses issued on or before December 31, 2009, have a term of fifteen years, while AWS licenses issued after that date will have a term of ten years). Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional ten-year term. If a license is not renewed, then we will be unable to operate on the frequencies covered by the expired license. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. If the FCC were to find, after appropriate notice and hearing, that good cause existed, the FCC may deny our license renewal applications. However, the FCC will award renewal expectancy to us if we meet certain standards of past performance. If we receive renewal expectancy for our cellular licenses, the FCC will renew our existing cellular licenses without accepting competing applications. If we receive a renewal expectancy for our PCS licenses, our licenses would likely be renewed even if a competing application was filed by another party. To receive renewal expectancy, we must show that we have provided “substantial” service during our past license term and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

The FCC may deny applications for FCC authority and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in whom we hold a controlling interest or us that would warrant such a finding by the FCC.

Cellular, PCS, and AWS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular licensees and permittees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS and AWS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring licensee. The FCC has released an order addressing ways of reducing interference caused to public safety radio licensees in the 800 MHz band by ESMR services (such as those offered by Sprint Nextel and its affiliates) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The order places certain obligations on both ESMR and cellular providers to abate “unacceptable interference” caused to public safety communications to the extent such interference, even if in part, is caused by the ESMR or cellular providers. Under certain conditions, ESMR and cellular providers may also need to provide prior notice of new cell site construction or modification. These regulatory mandates could increase our costs. Furthermore, the order changed ESMR spectrum assignments and provided for an assignment of 10 MHz of spectrum in the 1.9 GHz band on a nationwide basis to Sprint Nextel that may enhance the ability of ESMR service providers to compete with us.

In September 2002, the FCC removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period, which commenced on February 18, 2003, of the requirement that all cellular carriers provide analog service throughout their territory. The ultimate phase-out of cellular analog service is potentially tied, in part, to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted an order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services, such as ourselves, to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. We are currently in compliance with those requirements. The FCC has reserved the right to further evaluate whether to extend the phase-out date of the analog service requirement if it finds that the public interest requires a longer transition period. An extension of the phase-out period would require us to continue to expend resources to maintain and operate our analog network during the extension period.

The FCC also regulates a number of other aspects of the cellular and PCS business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services, referred to as CMRS services. Under this regulatory structure, the FCC regulates us as a common carrier. The FCC, however, has exempted CMRS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation of CMRS, but the FCC and the courts continue to examine the boundaries of this preemption of state regulations.

The FCC permits cellular, broadband PCS, AWS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service although the extent of lawful state regulation of such “wireless local loop” service is undetermined. While we do not presently have a fixed service offering, our network is fully capable of accommodating such a service. We continue to evaluate our service offerings which may include a fixed service plan at some point in the future.

The FCC requires PCS licensees to coordinate their frequency usage with co-channel or adjacent channel incumbent fixed microwave licensees in the 1850-1990 MHz band. If a PCS licensee intends to turn on a station within the interference range of the incumbent microwave licensee, the PCS licensee may then require the incumbent to either cease operations or relocate itself to alternate facilities at the incumbent’s own expense provided that the PCS licensee first gives the incumbent no less than six months written notice to vacate. Accordingly, if the proposed PCS facility will potentially interfere with the operations of an incumbent fixed microwave system, then construction of the facility may be delayed, which in turn may hinder a PCS licensee’s ability to respond to competitive pressure in the marketplace for additional sites.

The AWS frequency bands contain a variety of incumbent government and non-government operations that may require relocation before the AWS licensee can commence operations that would interfere with the incumbent’s operations. Federal government incumbents that are located in the 1710-1755 MHz band will be self relocated over an estimated four year period commencing in 2006 using funds from the FCC’s AWS auction proceeds to cover relocation costs. AWS licensees must protect these government incumbents until such time as they are completely relocated. A limited number of government incumbents are not subject to relocation and must be protected from interference indefinitely. Non-government incumbents in the 2110-2155 MHz band with primary status will be relocated by AWS licensees through an FCC-designated process with relocation costs shared among AWS licensees until November 29, 2016. Non-government incumbents with secondary status can be moved upon request by the AWS licensee and are responsible for their own relocation costs.

Federal Ownership Restrictions.  The FCC no longer restricts an entity’s ability to own interests in both cellular frequency blocks in an MSA or RSA market (the so-called “cellular cross interest rule”). Moreover, the FCC no longer enforces a categorical limit on the amount of cellular, PCS, or ESMR spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the cellular cross interest rule and the spectrum cap were designed to address. We believe these changes adopted by the FCC could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. In the absence of any clear FCC guidelines, there is no guarantee that we will be able to acquire spectrum in the future if it overlaps with our existing spectrum holdings and results in a significant aggregation of spectrum. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers, including us, to structure transactions, along with additional business and investment opportunities. We have taken advantage of spectrum leasing opportunities that have been of use to us.

The FCC may prohibit, or impose conditions on, transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights there under (even certain pro forma transfers and assignments may require prior approval). Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license, or a spectrum lease right in an FCC license, is necessary to lawfully provide cellular, PCS, or AWS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

FCC rules restrict the voluntary assignments or transfers of control of certain PCS licenses in the C and F Blocks, the so-called Entrepreneurs’ Blocks, which were awarded in auctions in which bidding was limited to entities below a certain size and in which certain bidding enhancements (i.e., bidding credits and installment payment plans) were offered. We previously qualified for and presently hold some Entrepreneurs’ Block licenses, and so the restrictions on transfer of such licenses that apply during the first five years of the license term (or until the licensee satisfies the five-year construction benchmark) would not inhibit our ability to obtain such licenses.

The FCC recently adopted rules imposing additional restrictions on entities who acquire spectrum with certain bidding enhancements (i.e., bidding credits) and who are characterized as designated entities, or DEs, under the FCC’s rules. The new rules (1) limit a DE’s ability to enter into agreements with entities that do not qualify for DE benefits (such as lease, resale, and wholesale agreements) that provide access to the DE’s spectrum, and (2) extend the bidding credit “recapture” period during which a DE would be subject to payment obligations if it assigns or transfers control over spectrum to an entity that does not qualify for the same level of DE benefits for which the DE itself qualifies. While we are not considered a DE, these new rules could restrict our ability to acquire, lease, or resell spectrum owned by, or services provided by DEs.

The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits direct, non-controlling interests of up to 20% in us by foreign nationals, their representatives, or companies organized under the laws of foreign countries. There are no exceptions to this limit. The law also permits indirect ownership interests of as much as 25% of our equity by foreign nationals, their representatives, or companies organized under the laws of a foreign country without the need for any action or approval by the FCC. Indirect interests exceeding 25% require FCC approval. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25% benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25% benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. However, even for these types of investment, the FBI, Department of Justice, and Department of Homeland Security often require the execution of agreements ensuring that foreign investment would not affect law enforcement access to necessary telecommunications facilities. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may decide not to permit investment beyond the 25% benchmark. While these restrictions could adversely affect our ability to attract additional equity financing, we have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock, or that our ownership, as a whole, exceeds the statutory maximum.

General Regulatory Obligations.  The Communications Act and the FCC’s rules impose a number of requirements upon cellular, PCS, AWS and microwave licensees. These requirements could increase our costs of doing business.

We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular, PCS, AWS, and microwave wireless services, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. Some of these fees may be recoverable from our customers, in whole or in part, as separate line-item charges.

The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires the availability of certain facilities for the local emergency services provider, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC permits carriers to use either of two technical solutions to meet their E-911 obligations: handset-based solutions that typically utilize a Global Positioning System, or GPS, chip embedded in each handset to provide 911 call centers with the geographic coordinates of the caller; and network-based solutions that utilize indirect data from the wireless infrastructure, such as triangulation or other techniques, to derive the caller’s geographic coordinates. Because manufacturers of GSM handsets to date have not produced a handset-based E-911 solution for carriers like us that utilize GSM technology, we are compelled to use a network-based E-911 solution in all of our GSM networks. Because of their reliance on indirect data, network-based solutions have performance limitations in achieving FCC-mandated levels of accuracy, particularly in rural areas such as those we serve, where the low density of cell sites is a limiting factor for network-based solution’s location data collection capability. We are currently constructing facilities to implement these capabilities in our markets, although we may be unable to meet all of the requirements imposed by the FCC or meet them on a timely basis, and we cannot state at this time what relief from these regulations may be required, or whether the FCC or the local public safety authorities would grant such relief if we request that they do so.

The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for E-911 costs and expanded the circumstances under which wireless carriers may be required to offer E-911 services. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act, or CALEA. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. We are in compliance with all such requirements currently applicable to us. The FCC has adopted rules that apply these CALEA obligations to high speed Internet access and VoIP services, which will apply to us if and when we begin such offerings. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may impose additional capital obligations on us to make necessary system upgrades.

To address concerns for the availability of new telephone numbers, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets are partially or wholly contained within the Top 100 MSAs. Further, many states have filed petitions seeking authority to require number pooling outside the top 100 MSAs as well. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the WLNP rules, CMRS carriers are required to port their telephone numbers, provided that they have received a request from another carrier to do so. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests in many of our markets and have met deadlines, as applicable.

The FCC currently requires all CMRS carriers to provide manual roaming capability upon request to any customer in good standing to the services of another carrier while such customer is located within any portion of the licensee’s licensed service area if such customer is using mobile equipment that is technically compatible with the licensee’s service offering; so-called manual roaming requires the roaming customer to individually establish a relationship with the host carrier on whose system he or she wants to roam in order to make a call. By contrast, most carriers have created relations with other carriers with compatible technology to allow their customers to have automatic roaming, i.e., to originate or terminate a call when they are outside their home territory without taking any special actions. We have agreements with carriers, including Cingular Wireless, that provide for automatic roaming for GSM and TDMA services for roaming customers in our markets and that allow our customers to roam on the networks of these same carriers when roaming outside of our service area. Such automatic roaming agreements allow us to provide attractive nationwide service offerings to our customers. The FCC has initiated a rulemaking to consider whether to require all CMRS carriers to provide automatic roaming to every other carrier and whether to eliminate the manual roaming requirement. If the FCC automatic roaming requirement is adopted, competitive pressures on us may increase because our current non-nationwide competitors may be better able to provide nationwide service offerings using automatic roaming.

The FCC has adopted rules to govern customer billing by CMRS providers and has extended certain billing rules applicable to landline carriers to CMRS carriers. The FCC permits CMRS carriers to use line-item charges on bills to recover certain FCC-related regulatory costs. The FCC had also preempted state regulation requiring or prohibiting the use of line-item charges but that decision was reversed by the Court of Appeals for the Eleventh Circuit on July 31, 2006 (petitions for certiorari of that appellate decision are due February 27, 2007). The FCC has initiated a rulemaking proceeding to determine what costs can be recovered through certain designated line-item charges and the descriptions used for such line-item charges. The outcome of the rulemaking proceeding could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.

The FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate their long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the states where we operate.

The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. Moreover, the FCC amended its rules, effective April 29, 2005, to clarify on a prospective basis that LECs must establish rates for terminating the traffic of a CMRS provider over the LEC’s facilities through negotiations with the CMRS provider and not through a tariff. The FCC is also currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities at unbundled network element, or UNE, prices from LECs for connections between our wireless base stations and switches and between our facilities and the LEC’s telephone network. In 2005, the FCC made clear that CMRS providers also cannot order transport between LEC facilities on an unbundled basis at UNE prices.

The FCC requires interstate communications carriers, including cellular, PCS, and AWS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The FCC retains the right to audit our universal service filings and, as a result of such an audit, to require additional payments. The FCC has initiated a rulemaking proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the USF and the way in which carriers may recover their costs from customers. The FCC’s rules currently require that, to the extent that a carrier recovers the costs of USF contributions from its customers in a separate line-item charge, the charge cannot exceed the FCC’s imposed assessment rate for the carrier’s contribution to USF, which is an FCC-determined percentage times the proportion of interstate telecommunications revenue on the bill. We comply with these requirements, which have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program. CMRS carriers often have difficulty determining how much of their revenue is interstate, to determine the extent of their contributions to universal service; as a result, the FCC has provided two mechanisms for CMRS carriers to allocate their revenues. We may either use a “safe harbor” percentage (which was 28.5% until 2006, when it was increased to 37.1%), or we may conduct a traffic study to determine how much of our traffic is interstate, and allocate our revenue based on the traffic study. Since 2006 we have allocated our revenues based on a traffic study. The FCC reserves the right to audit our traffic study for accuracy and may require additional contributions if they identify problems with the study.

Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and, if designated, may receive universal service support for providing service to consumers that reside in certain high-cost areas. Support is available on both the federal and state level. Application for ETC status is generally made to the state public service commission. However, certain states have deferred designation in their state to the FCC. Other wireless carriers operating in states where we offer service have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high-cost areas. We have been so designated in certain areas of Kentucky, Michigan, Minnesota, Oklahoma, Virginia, West Virginia, and Wisconsin. We also have applications pending in New York. Some designation proceedings can be lengthy and/or adversarial and could result in increased regulatory obligations. We are contemplating whether to apply in other states, and if so, where else to apply. Success in obtaining ETC status may make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, but also might impose additional regulatory obligations.

CMRS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or toll-free 800/8xx numbers, so that cellular customers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

There are restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, for marketing and other purposes without prior customer approval. Given our current marketing activities, these rules have limited potential to impose upon us new costs, obligations or burdens. The FCC, however, has initiated a rulemaking to consider additional requirements for the handling, safeguarding and use of CPNI that could, if adopted, increase our regulatory obligations and the costs of providing service to our customers.

Telecommunications carriers are required to make their services accessible to persons with disabilities. The FCC’s rules implementing these requirements generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. We could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, the FCC requires, as of September 16, 2005, that we, like other regional and smaller CMRS providers offer at least two hearing aid-compatible, or HAC, phone models per air interface offered that meet the FCC’s minimum rating requirements for radio frequency, or RF, interference with hearing aids. As of September 18, 2006, we were also required to include in our handset offerings two handset models that meet the FCC’s inductive coupling requirements with hearing aids. By February 18, 2008, 50% of all handsets offered by CMRS providers must meet the FCC’s requirements for RF interference with hearing aids. The FCC is currently evaluating whether to modify the 2008 deadline, including whether to increase or decrease the percentage of handsets offered that must be HAC compliant. We are in compliance with the FCC’s HAC requirements and will continue to meet existing and future HAC phone obligations to the extent that manufacturers make compliant handsets commercially available to us in a timely manner. Compliance, however, could affect our flexibility to provide competitive handset offerings. We have previously filed requests for waiver with the FCC in connection with the September 2005 and 2006 deadlines to account for brief delays in meeting the HAC requirements due to manufacturer delays. These requests remain pending at the FCC and if not granted, we could potentially be subject to enforcement action.

The FCC ruled several years ago that the interexchange (long distance) service offerings of CMRS providers are subject to the rate averaging and rate integration requirements of the Telecommunications Act. The United States Court of Appeals for the District of Columbia vacated the FCC ruling with respect to rate integration. In light of the court’s action and reasoning, CMRS providers are not considered subject to rate integration and geographic rate averaging. The FCC may try again to impose these requirements on us and/or across our various CMRS affiliates. To the extent that we offer services that the FCC will subject to these requirements in the future, our pricing flexibility is reduced.

In 2003, the FCC adopted rules implementing the Telephone Consumer Protection Act of 1991, or TCPA, and established a national do-not-call registry for consumers who wish to avoid telemarketing calls. The registry is nationwide in scope, includes all telemarketers (with the exception of certain nonprofit organizations), and covers both interstate and intrastate telemarketing calls. Consumers can place their telephone numbers on the registry and will continue to have the option of using current company-specific do-not-call registries if they wish to eliminate telemarketing calls from specific companies only. States may adopt more restrictive do- not-call laws governing intrastate telemarketing. The rules adopted by the FCC have an impact on our ability to make telemarketing calls and to send marketing-related text messages.

The FCC requires wireless carriers to report major network outages. The reporting requirements apply to switches, fiber, microwave radios, E-911, SS7 networks, satellite and other special outages if they meet a certain threshold. The FCC uses the reported information to understand the nature of major outages and for the creation of industry standards to mitigate future outages. As a result, we have implemented internal procedures to identify reportable outages and to ensure that we comply with these reporting obligations. On October 13, 2006, President Bush signed into law the Warning, Alert, and Response Network Act, or the WARN Act, as part of a larger port security legislation, the Security and Accountability for Every Port Act of 2006. The WARN Act seeks to modernize the national emergency alert system, or EAS, by using wireless communications devices to disseminate alerts in response to natural or man-made disasters and terrorist attacks. The WARN Act gives CMRS providers the option to participate voluntarily in the emergency system or to elect not to participate (with appropriate notice to consumers); the election process must occur by statute by September 7, 2008 at the latest. We will monitor the development of standards, protocols and procedures for the delivery of emergency alerts to users of CMRS and may choose to participate in EAS, which may entail capital expenditures and increased regulatory obligations and operating costs. The FCC separately has a rulemaking proceeding pending that was initiated prior to the WARN Act’s enactment to consider rules for the expansion of EAS to CMRS providers.

State, Local and Other Regulation.  States and localities assess taxes and fees on wireless carriers such as us, and these taxes and fees may equal or even exceed federal obligations. The Communications Act, however, preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service, PCS, and AWS providers that are providing mobile telephony service. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction; a few states still require notification when we acquire or transfer licenses. Most states still maintain some form of jurisdiction over customer complaints as to the nature or quality of services and as to billing issues. Under the Communications Act, states also may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. Courts have provided mixed guidance on this issue, and some litigation is currently pending before the Supreme Court. Although the outcome of these proceedings is uncertain, the resulting decisions could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry. Moreover, as part of a rulemaking proceeding, the FCC is evaluating the proper statutory interpretation of “other terms and conditions” and the delineation of the separate roles of state and federal regulation that may either increase or decrease the states’ ability to regulate CMRS providers.

The location and construction of our cellular, PCS, AWS and microwave transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

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

Employees

Our parent, DCC, and DCS, an indirect, wholly owned subsidiary of DCC, provide all supervision, design, construction and management for us under a management agreement with DCS. These management services include administration, accounting, billing, credit, collection, insurance, purchasing and clerical services; operational, engineering, maintenance and construction services; and marketing, sales and advertising services. To the extent employees of DCC and DCS perform services for us under the management agreement, we reimburse DCS for the allocable cost of the service provided, which for overhead is generally based on the relative size of our populations or customers. Because of the services provided by DCC and DCS under the management agreement, we have no employees of our own.

The management agreement may be terminated:

•	by either party in the event of the bankruptcy, insolvency, dissolution, winding up or liquidation of the other party;

•	by us upon a material breach by DCS, upon a failure by us to satisfy certain quality or financial performance standards established by DCC, and in the event of certain changes of control of DCC or transfers by DCC of its interests in us; and

•	by DCS upon a material breach by us.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our parent company’s website (www.dobson.net) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our SEC filings are also available from the SEC’s web site at: http://www.sec.gov. The references to our parent company’s website address do not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

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

We have a history of net losses and a history of being highly leveraged. We may incur additional losses in the future and our operating results have fluctuated and could continue to fluctuate significantly on a quarterly and annual basis. Also, we may need to obtain further financing or refinance current debt, which may or may not be available to us on acceptable terms.

We sustained net losses of $1.9 million for the year ended December 31, 2006, $4.7 million for the year ended December 31, 2005 and $25.7 million for the year ended December 31, 2004. We may incur additional losses during the next several years while we continue to expend funds to develop our wireless systems and grow our customer base.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside of our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless network, and fluctuations in the demand for our services. We cannot assure you that we will achieve or sustain profitability.

Our total indebtedness, net of discounts, was $1,040.5 million at December 31, 2006 and $914.8 million at December 31, 2005. We may need additional borrowings to operate our business or we may have to refinance our current indebtedness at its final maturity. We cannot assure you that we will be able to obtain needed financing or refinance current debt.

We depend on roaming revenue for a substantial portion of our total revenue. If our long-term roaming agreements are terminated, are not renewed or the terms of such arrangements become less favorable to us or the amount of roaming traffic under these agreements decrease materially, our business could be harmed.

Our roaming revenue accounted for approximately 24% of our operating revenue for the year ended December 31, 2006, 22% of our operating revenue for the year ended December 31, 2005 and 20% of our operating revenue for the year ended December 31, 2004. Cingular Wireless accounted for the vast majority of our roaming minutes-of-use and roaming revenue for these periods. On August 12, 2005, we entered into a new roaming agreement with Cingular Wireless. At times, we have experienced, and may in the future experience, declines in our roaming traffic as a result of our roaming partners limiting the ability of their customers to roam on our network, particularly in areas where they also provide wireless services. The loss of this roaming traffic could adversely affect our results. With the exception of certain provisions of our operating agreements with Cingular Wireless, generally our roaming agreements do not prohibit our roaming partners from competing directly with us in our markets. Therefore, our roaming traffic would be adversely affected if our roaming partners expand their network footprints, removing the need of their customers to roam on our network. Cingular Wireless’ GSM network covers approximately 25% of our covered Pops.

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

Our roaming partners, including T-Mobile, may terminate their agreements with us if our quality of service does not continue to meet designated technical and quality standards or if we are unable to control fraudulent use. Moreover, we cannot assure you that any of our roaming agreements will not be terminated or renegotiated on terms that are less favorable to us. In addition, these agreements provide for scheduled declining roaming rates over the next several years.

In addition, the loss of customers by Cingular Wireless could adversely affect our revenue because their loss of customers means that there may be fewer of its customers to roam on our networks.

We may experience a high rate of customer turnover, which would adversely affect our financial performance.

Due to significant competition in the industry and general economic conditions, among other things, an increase in our churn rate may occur and our future rate of customer turnover may be higher than our historical rate or projections. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and costs of, or losses incurred in, obtaining new customers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that may contribute to higher churn include inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class, and, in particular, sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors’ products, services and pricing, network coverage, call quality and related performance relative to competitors, customer service, and other competitive factors, including WLNP.

WLNP allows customers to keep their wireless phone number when switching to a different service provider. We implemented WLNP in all of our markets by the FCC deadline date of May 2004. Our customer churn increased during 2004 and 2005, which we believe is due in part to the impact of WLNP. WLNP may adversely affect our churn rate in the future and may also increase price competition. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.

We face intense competition from other wireless providers.

The wireless telecommunications industry is highly competitive. The viability of our business will depend upon, among other things, our ability to compete with other providers of wireless telecommunications services, especially on price, reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Some of the providers with which we compete have significant infrastructure in place and have been operational for many years with substantial existing customer bases and may have greater capital resources than we do. These competitors may have a greater ability to provide more equipment discounts, free or roll-over minutes, or additional bundled services than us, which may negatively affect our ability to grow our business.

As the FCC continues to allocate spectrum to new entrants, we will face new competitors for both mobile and fixed telecommunications services. We will also compete with resellers of wireless communications services in each of our markets. We expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competition, the development and deployment of new technologies, products and services, consolidation in the wireless telecommunications industry, changes in consumer preferences and demographic trends. With many of our competitors targeting the same customers, we may not be able to attract and retain customers and grow our customer base.

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

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the on-going improvements in the capacity and quality of digital technology, the development and commercial acceptance of advanced wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We may lose customers if we fail to keep up with these changes, or if our choices for advanced wireless technology are not accepted by our customers.

We depend on roaming partners to provide service for our customers who travel outside of our coverage areas.

We rely on agreements with other wireless communications service providers to provide roaming capabilities to our customers in the areas of the United States that our network does not serve. We may not be able to obtain or maintain roaming agreements with other providers on terms that are acceptable to us. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we provide, the prices of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that are available within our network. Our roaming agreements may not cover our next generation of technology, or may not provide the pricing or coverage for such products that are acceptable to us.

ETC revenues are growing considerably as we gain ETC status in more states. However, if changes were made to the federal Universal Service Fund that reduced our monthly ETC revenues, it would have an adverse effect on our financial results.

We have applied for and been granted ETC designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining and maintaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas. However, if changes were made to the federal Universal Service Fund that reduced our monthly ETC revenues, it would have an adverse effect on our revenues and thus, our financial results.

We are controlled by DCC with whom we have entered into significant transactions. The interests of DCC and its principal stockholder could conflict with our interests.

We are an indirect, wholly owned subsidiary of DCC. Our corporate officers and board of directors mirrors DCC’s. Our day-to-day management consists entirely of employees of DCC and its subsidiary, DCS. Conflicts of interest may arise as a result of the positions of control and influence that DCC has over us. DCC and DCS control our operations, including capital expenditures, system development, sales and marketing and customer service functions. Accordingly, they may make decisions with respect to our strategic direction, corporate opportunities, network and operations that may be more beneficial to DCC than to us.

In the past, we have entered into significant transactions with DCC. We describe these transactions under the caption “Management Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.” We expect to enter into future transactions with DCC. Although we intend that any future transactions will be on terms at least as favorable to us as those we could obtain from an unaffiliated third party, we cannot assure you that this will be the case or that you will consider the terms we obtain to be advantageous.

In addition, Everett R. Dobson, the chairman of our board of directors, together with certain of his family members, beneficially own shares of DCC’s outstanding common stock representing approximately 56.5% of the voting power of DCC’s outstanding voting common stock. As a result, Mr. Dobson controls our business, policies and affairs, including all major corporate transactions. His interests may not be fully aligned with, and could conflict with our interests.

We may continue to experience network capacity constraints related to our implementation of GSM technology.

Our current networks primarily utilize two distinct digital voice technologies GSM and TDMA. GSM has become the predominant global standard for wireless communications. GSM technology is deployed on all of our network. However, we have experienced and may continue to experience periodic technical difficulties and network coverage issues as we further upgrade and enhance our GSM technology, which may adversely affect the reliability of our network and the quality of our service. In addition, we have expended, and may need to continue to expend additional capital to address these reliability issues, which may include costs associated with engineering, additional equipment and the need for additional spectrum in certain markets. These costs may be significant. In addition, network quality issues could affect our roaming arrangements. To the extent we are required to spend significant amounts on our network, we will have less money available for marketing and customer acquisition activities, which could affect the number of new customers.

As usage by our roaming partners’ GSM or TDMA customers increases, we must allocate spectrum and capacity based on anticipated customer usage of the existing and new technologies. If we do not allocate spectrum and capacity appropriately, our service quality could suffer, and our customer satisfaction and retention could decrease, which could have an adverse effect on our results of operations. In certain markets, we may need additional spectrum. We cannot assure you that additional spectrum will be available on acceptable terms or that we will have sufficient sources of financing.

Our choice for the next generation of technology, EDGE, is a new technology and could quickly become obsolete and/or not commercially accepted, which could result in a delay in offering new services.

New high-speed wireless services are now being offered by wireless carriers in the United States. These services combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing second-generation networks. We have chosen the EDGE technology to enhance the performance of our network to accommodate these new services. Cingular Wireless also has chosen EDGE, but there are multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that EDGE could be inadequate or become obsolete. In addition, EDGE could receive less active support from equipment vendors and/or be less commercially accepted by users, which could be detrimental to our competitive position, financial condition and results of operations.

System failures could result in reduced user traffic and reduced revenue and could harm our reputation.

Our technical infrastructure (including our network infrastructure for mobile telecommunications services and our internal network infrastructure supporting functions such as billing and customer care) is vulnerable to damage or interruption from information and telecommunication technology failures, power loss, floods, windstorms, fires, earthquakes, terrorism, intentional wrongdoing and similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. Any of these occurrences could result in reduced user traffic, higher churn, reduced revenues, and increased costs; and could harm our reputation, limit our ability to attract new customers and have a material adverse effect on our business.

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

The instruments governing our indebtedness impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability to incur additional indebtedness, pay dividends, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, engage in sale and leaseback transactions, create liens and engage in certain types of mergers or acquisitions. Our future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financing, make capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, the note holders or lenders under any debt instrument could declare a default under the terms of the relevant indebtedness even though we are able to meet debt service obligations and, because our indebtedness has cross-default and cross-acceleration provisions, could cause all of our debt to become immediately due and payable.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, are unable to fulfill their obligations to us, terminate their relationships with us, or favor our competition over us, our customer growth and operating results of our operating companies could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one of a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel and Ericsson. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis or at all.

Our operations are subject to governmental regulation that could have an adverse effect on our business.

The telecommunications industry is subject to federal, state and other regulations that are continually evolving. The FCC and state regulatory agencies continue to issue rules implementing the requirements of the Telecommunications Act of 1996, as well as in furtherance of other regulatory objectives. We are subject to siting regulations which could materially affect our ability to build new cell sites and expand our coverage.

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

In addition, all telecommunications service providers are obligated to contribute to the federal USF in accordance with a formula presently based upon a percentage of interstate revenue. The contribution formula may change in ways that would materially adversely affect us. USFs are used, among other things, to provide local telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.

We are subject to environmental regulation and environmental compliance expenditures and liabilities.

Our business is subject to many environmental laws and regulations, particularly with respect to owned or leased real property underlying our tower sites. Compliance with these laws and regulations is a factor in our business. We have incurred and expect to continue to incur expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions. In addition to operational standards, environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation. We could become liable, either contractually or by operation of law, for such remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Based on the environmental site assessments conducted for our owned or leased sites, we are not aware of any existing conditions that are likely to result in material costs or liabilities to us. However, there can be no assurance that such conditions do not exist or that all potential instances of soil or groundwater contamination have been identified, even where site assessments have been conducted. Moreover, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to material remediation costs.

The loss of any of our licenses could adversely affect our ability to provide wireless service.

In the United States, cellular, PCS and microwave licenses are valid for ten years from the effective date of the license. Failure to renew a license will result in the loss of a licensee’s right to use the frequencies covered by the expired license. Licensees may renew their licenses for additional ten year periods by filing a renewal application with the FCC. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Although to date the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term, the FCC may deny our license renewal applications for cause after appropriate notice and hearing. Denial of any renewal application could adversely affect our ability to continue to provide service in that license area.

We may not be able to obtain additional spectrum, which may adversely affect our ability to implement our business plan.

We also may be required to obtain additional spectrum in our service areas to facilitate upgrades and improve the quality of service of our existing networks. We may seek to acquire additional spectrum, including through acquisitions, spectrum exchanges or leasing, or through participation as a bidder, or member of a bidding group, in auctions administered by the FCC. We may not be able to acquire any additional spectrum or the additional capital necessary for such acquisition may not be available to us on acceptable terms or at all. If sufficient additional capital is not available to us for any such spectrum acquisition, the amount of funding available to us for our existing business would be reduced. In some of our service areas, additional spectrum may not be available on commercially reasonable terms or at all. The acquisition of additional spectrum also requires approval by the FCC. Failure to obtain additional spectrum may cause delays in our upgrades or result in other network issues, which could have a negative impact on our roaming arrangements.

We depend in large part on the efforts of our parent company’s key personnel and personnel provided by DCS. The loss of our key personnel in a competitive employment environment could affect our growth and future success.

We have no employees of our own and depend in large part on the efforts our parent company’s key personnel and personnel provided under a management agreement with DCS. Our future success depends in large part on the continued employment of such key employees and their providing services to us. There is intense competition for qualified personnel in our industry, and the limited availability of qualified individuals could become an issue of increasing concern in the future. Our financial condition depends upon qualified personnel successfully implementing our business plan. If we lose access to any of such key employees, our business could be adversely affected.

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

Media reports have suggested and lawsuits have been filed against wireless service providers, including us, and equipment manufacturers alleging that radio frequency emissions from wireless handsets may be linked with health risks, including cancer, and interference with various electronic medical devices, including hearing aids and pacemakers. To the extent we are named in any such litigation, we will be forced to defend ourselves. If we do not prevail in such litigation, or are forced to pay damages, we could experience a material adverse effect on our business, financial condition or results of operations. Due to our size, we are unable to influence the design and manufacturing of wireless equipment. Concerns over radio frequency emissions may discourage the use of wireless communications devices, which could adversely affect our business. In addition, the FCC requires that certain transmitters, including mobile and portable transmitting devices used in wireless handsets, meet specific radio frequency exposure standards. The FCC also requires that providers of telecommunications services ensure that the services are accessible to and usable by individuals with disabilities, if readily achievable. Compliance with any new restrictions could materially increase our costs. Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless handsets while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless devices and decrease our revenues from customers who now use their wireless handset while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless handset use while driving could result in damage awards, adverse publicity and further government regulation. Any or all of these results, if they occur, could have a material adverse effect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our headquarters are in Oklahoma City, Oklahoma. We utilize all three primary customer contact centers operated by our affiliate, DCS. Of the three primary customer contact centers we utilize, one is leased by us in our existing wireless markets located in Duluth, Minnesota. In addition, our wireless operations leased approximately 80 retail locations throughout our markets. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3.	Legal Proceedings

We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Information omitted in accordance with General Instruction I (2) (c).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our common stock. ACC Holdings, LLC is the sole holder of record of our common stock.

The instruments governing our outstanding debt securities restrict our ability to pay dividends and make other distributions on our common stock.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical consolidated financial data and that of our predecessor, ACC. We derived this consolidated financial data from our and our predecessor’s audited consolidated financial statements.

ACC was formed on February 26, 1998 and began operations on July 1, 1998. On February 25, 2000, ACC was acquired by an equally owned joint venture between AT&T Wireless and DCC. On June 23, 2003, a wholly owned, indirect subsidiary of DCC, ACC Escrow Corp., was formed and began operations on August 8, 2003. ACC Escrow Corp. was merged into ACC on August 19, 2003, creating the current ACC. As a result, we became a wholly owned, indirect subsidiary of DCC. The information set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

					The Predecessor Company
				Period from
				Formation	Period from
				(June 23,	January 1,
	Year Ended	Year Ended	Year Ended	2003) to	2003 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	August 18,	December 31,
	2006	2005	2004	2003	2003	2002
	($ in thousands)

Statement of Operations Data:
Total operating revenue	$518,488	$489,562	$433,375	$162,623	$288,726	$452,830
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	136,963	117,747	99,230	35,460	62,225	110,412
Cost of equipment	52,233	51,107	45,102	15,104	23,618	34,206
Marketing and selling	67,326	59,270	56,765	21,017	31,180	57,623
General and administrative	86,014	89,792	89,038	31,210	44,435	70,291
Impairment of goodwill	—	—	—	—	—	800,894
Depreciation and amortization	81,860	85,283	83,310	28,647	43,591	66,746
Gain on disposition of operating assets	(2,917)	(2,269)	—	—	—	—

Total operating expenses	421,479	400,930	373,445	131,438	205,049	1,140,172

					The Predecessor Company
				Period from
				Formation	Period from
				(June 23,	January 1,
	Year Ended	Year Ended	Year Ended	2003) to	2003 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	August 18,	December 31,
	2006	2005	2004	2003	2003	2002
	($ in thousands)

Operating income (loss)	97,009	88,632	59,930	31,185	83,677	(687,342)
Interest expense	(98,524)	(95,126)	(94,796)	(37,773)	(78,136)	(142,003)
Dividends on mandatorily redeemable preferred stock	—	—	—	—	(704)	—
Restructuring gain	—	—	—	—	211,306	—
Other (expense) income, net	(2,510)	(1,725)	(2,440)	(426)	(538)	1,387
Income tax benefit (expense)	2,080	3,553	11,605	2,665	(82,257)	14,383

(Loss) income from continuing operations	(1,945)	(4,666)	(25,701)	(4,349)	133,348	(813,575)
Loss from discontinued operations, net of income taxes	—	—	—	—	—	(654)
Gain from sale of discontinued operations, net of income taxes	—	—	—	—	—	13,472
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	(281,640)

Net (loss) income	(1,945)	(4,666)	(25,701)	(4,349)	133,348	(1,082,397)
Dividends on preferred stock	—	—	—	—	(2,546)	(4,661)

Net (loss) income applicable to common stockholders	$(1,945)	$(4,666)	$(25,701)	$(4,349)	$130,802	$(1,087,058)

					The Predecessor
	As of December 31				Company
	2006	2005	2004	2003	2002
	($ in thousands)

Balance Sheet Data:
Cash and cash equivalents	$36,453	$76,611	$41,489	$27,505	$15,866
Property, plant and equipment, net	190,691	158,286	177,142	205,200	185,935
Intangible assets, net	1,465,838	1,310,942	1,316,320	1,332,991	915,845
Total assets	1,754,703	1,606,484	1,588,279	1,625,008	1,209,918
Redeemable preferred stock	—	—	—	—	35,000
Current portion of credit facility and debt securities	1,250	—	—	—	1,588,509
Credit facility and debt securities, net of current portion(1)	1,039,251	914,794	913,774	912,851	—
Stockholders’ equity (deficit)	422,305	424,932	429,598	455,299	(528,275)

(1)	Credit facility and debt securities are shown net of any discounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Also see Item 6 for related financial information.

OVERVIEW

We provide rural and suburban wireless voice and data services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin.

ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of DCC and began operations on August 8, 2003, when it completed the issuance of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by DCC and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To affect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned, indirect subsidiary of DCC.

Management’s Strategy

Our business strategy is to attract and retain valuable customers by providing them with a relationship that will be as meaningful to them as it is to us. We strive to retain this relationship by focusing on the following areas:

•	Providing customers access to the highest quality network;

•	Providing quality customer service through retail stores, a direct sales force and customer contact centers that offer 24-hour services;

•	Deploying the latest technology and using that technology to develop attractive product offerings for our customers; and

•	Continuing to develop and maintain strategic roaming relationships with other wireless carriers, such as Cingular Wireless and T-Mobile. Our relationship with Cingular Wireless and T-Mobile allow our customers to roam on their networks and their customers to roam on our network at favorable rates. We believe our roaming relationships allow us to offer our customers attractive rate plans that include the footprints of our roaming partners as “home” territories.

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

Customer lists consist of amounts allocated for wireless customer lists as part of an acquisition. Amortization of customer list acquisition costs are based upon our historical and projected lives of our acquired customers. Prior to October 2005, our customer list acquisition costs were being amortized on a straight-line basis over five years. Based on our on-going analysis of our acquired customers, we began amortizing our customer list over four years beginning in October of 2005 and have continued since that date. This reduction in the remaining useful lives accelerated the amortization of our customer lists resulting in a relative increase in amortization expense totaling approximately $2.2 million for 2005, $8.7 million for 2006 and approximately $0.5 million for 2007.

As a result of technological advances, which led to our upgrade to GSM technology during 2004, we reassessed the useful lives and carrying values of our TDMA network assets. While no impairment was noted, this assessment did result in the reduction of our remaining useful lives for these TDMA network assets during 2004. This reduction in the remaining useful lives resulted in an annual increase in depreciation expense totaling $1.8 million in 2006 and 2005, and will continue through 2007.

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

To complete this evaluation for our wireless license acquisition costs, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. We determine the fair value of our wireless license acquisition costs based on their expected future discounted cash flows. The value of the wireless license acquisition costs is based upon a “start-up” basis that separates the value of our customer contracts and other intangible assets from the pure underlying wireless license. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. For purposes of this comparison, it is our policy to aggregate all of our wireless license acquisition costs. For goodwill, there is a two-step approach for assessing impairment. The first step requires us to compare the fair value of our enterprise to our carrying value, including goodwill. If our carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of our enterprise goodwill with the carrying amount of our goodwill. To calculate the implied fair value of goodwill, we perform a hypothetical purchase price allocation to determine the fair value of all of our assets, with the implied goodwill amount being the difference between the enterprise fair value and the aggregate of the identified asset fair values. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for the difference. The critical factors used in the determination of fair values of the enterprise and of the identifiable intangible assets include the discount rate, our cost of capital, cash flow multiples, expansion and infrastructure costs, other carriers’ multiples, expected customer growth rates, churn factors, service upgrade trends, and operating cost trends. Therefore, determining fair values and expected future discounted cash flows involves significant judgment on our part. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.

The fair value of an asset or an enterprise is the price at which the asset or enterprise could be exchanged in a current transaction between knowledgeable, unrelated, willing parties. Therefore, market prices from active markets are the best measure and are used when available. If there is not an available active market, the measurement is based on the best information available, including similar transactions, acquisition cost per customer or area population, and expected discounted future cash flows.

ACQUISITIONS

We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy, particularly markets near our current service areas. The following are the most recent transactions.

FCC Auction 66

On October 19, 2006, we made the final payment on 85 AWS licenses for which we were the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our and DCS’ current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost to us for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under our credit facility.

Acquisition of Highland Cellular LLC

On October 5, 2006, we acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that our parent company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. As a result of the merger, Highland Cellular became our wholly owned subsidiary. The total purchase price for Highland Cellular was approximately $95.0 million. The purchase increased our population coverage by approximately 357,100 and our customer base by approximately 50,200.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Highland Cellular beginning October 5, 2006.

Acquisition of Texas 15 RSA

On May 30, 2006, we purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, we closed on cellular and PCS spectrum covering the Texas 15 RSA and on additional PCS spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million. These purchases increased our population coverage in Texas by approximately 208,200 and our customer base by less than one thousand customers.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.

Acquisition of Pennsylvania 4 RSA

On September 13, 2005, we acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until we were granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all acquired assets, including the FCC license, was approximately $12.2 million.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

ROAMING AGREEMENT WITH CINGULAR WIRELESS

On August 12, 2005, we entered into a multi-year operating agreement with Cingular Wireless, our primary wireless roaming partner, and amended the existing GSM operating agreements with AT&T Wireless. The roaming agreement, which replaced the previous roaming agreements with Cingular Wireless and AT&T Wireless, establishes a roaming rate structure that was effective as of April 9, 2005. The roaming agreement’s key provisions include the following:

•	mutual agreement to lower roaming rates, with us paying Cingular Wireless a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009;

•	we received approximately $0.8 million from Cingular Wireless as a settlement for prior claims under various agreements between us and AT&T Wireless, and have and will continue to receive certain formula-based residual payments in connection with such settlement through mid-2008 at the latest; and

•	the new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes our key operating data for the periods indicated:

	December 31,
	2006	2005	2004

Market population(1)	5,759,200	5,166,500	5,069,900
Ending customers	722,200	669,700	710,000
Market penetration(2)	12.5%	13.0%	14.0%
Post-paid and pre-paid gross customer additions(3)	179,600	158,200	152,300
Gross customer additions	200,000	209,900	195,800
Average customers	678,100	691,800	712,700
Average monthly service revenue per customer(4)	$45	$43	$38
Average monthly post-paid churn(5)	1.9%	2.5%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United States Census Bureau, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	Represents our gross customer additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs and equipment revenue from reseller additions.

(4)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid customers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Basis of Presentation

The following tables set forth the components of our results of operations for the periods indicated:

						Percentage
	Year Ended December 31, 2006					Change
			Adjusted Results			in Adjusted
		Impact from	without	Year Ended	Year Ended	Results
		Newly	Impact from	December 31,	December 31,	Versus Actual	Actual
		Acquired	Newly Acquired	2005	2004	Results	vs. Actual
	Actual	Markets(1)	Markets	Actual	Actual	’06 vs. ’05	’05 vs. ’04
	($ in thousands)

Operating Revenue:
Service revenue	$369,515	$7,906	$361,609	$360,059	$327,322	0.4%	10.0%
Roaming revenue	125,339	6,116	119,223	108,208	87,870	10.2%	23.1%
Equipment and other revenue	23,634	693	22,941	21,295	18,183	7.7%	17.1%

Total operating revenue	518,488	14,715	503,773	489,562	433,375	2.9%	13.0%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	136,963	6,827	130,136	117,747	99,230	10.5%	18.7%
Cost of equipment	52,233	1,438	50,795	51,107	45,102	(0.6)%	13.3%
Marketing and selling	67,326	1,636	65,690	59,270	56,765	10.8%	4.4%
General and administrative	86,014	928	85,086	89,792	89,038	(5.2)%	0.8%
Depreciation and amortization	81,860	1,872	79,988	85,283	83,310	(6.2)%	2.4%
Gain on disposition of operating assets	(2,917)	—	(2,917)	(2,269)	—	*	*

Total operating expenses	421,479	12,701	408,778	400,930	373,445	2.0%	7.4%

Operating income	97,009	2,014	94,995	88,632	59,930	7.2%	47.9%
Interest expense	(98,524)	(2,516)	(96,008)	(95,126)	(94,796)	0.9%	0.3%
Other expense, net	(2,510)	(428)	(2,082)	(1,725)	(2,440)	20.7%	(29.3)%
Income tax benefit	2,080	353	1,727	3,553	11,605	*	*

Net loss	$(1,945)	$(577)	$(1,368)	$(4,666)	$(25,701)	(70.7)%	(81.8)%

*	Calculation is not meaningful.

(1)	Includes the 2006 impact of seven months of operations for Texas 15 RSA that was acquired on May 30, 2006 and approximately three months of operations for Highland Cellular LLC, which was acquired on October 5, 2006.

Customers

Our customer base comprises three types of customers; post-paid, reseller and pre-paid. Our post-paid customers accounted for 88.9% of our customer base at December 31, 2006 and 88.7% at December 31, 2005. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our post-paid customers in that they pay monthly fees to utilize our network and services. However, these customers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 5.5% of our total customer base at December 31, 2006 and 8.4% at December 31, 2005. Our pre-paid customers, which are customers that pre-pay for an agreed upon amount of usage, accounted for 5.6% of our customer base at December 31, 2006 and 2.9% at December 31, 2005.

During the year ended December 31, 2006, we continued to experience an increase in our post-paid and pre-paid gross customer additions as a result of several factors, including improvements in our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of December 31, 2006, GSM customers accounted for 87.7% of our customer base, compared to 66.4% as of December 31, 2005.

Churn rates decreased for the year ended December 31, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we experienced challenges operating both a TDMA and GSM network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have improved, and should continue to improve, the quality of our networks. Second, we have been impacted by WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider. In the future, churn could be adversely affected by additional network issues, WLNP or other factors that might impact the competitiveness of our service.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal ETC designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. ETC revenue totaled approximately $21.2 million for the year ended December 31, 2006 compared to $12.8 million for the year ended December 31, 2005 and $2.4 million for the year ended December 31, 2004. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more. We believe ARPU will continue to grow, primarily by increased data usage, into 2007.

For the year ended December 31, 2006, our service revenue increased slightly compared to the years ended December 31, 2005 and 2004. This increase in our service revenue was primarily attributable to an increase in ARPU as a result of the continued migration of our customers to our GSM offerings and ETC revenue, mostly offset by a decrease in voice usage due to the decrease in our average customer base.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.10 for the year ended December 31, 2006, $0.13 for the year ended December 31, 2005 and $0.15 for the year ended December 31, 2004. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. Cingular Wireless and T-Mobile are our most significant roaming partners, accounting for approximately 98% of our roaming minutes-of-use for the year ended December 31, 2006, approximately 94% for the year ended December 31, 2005 and approximately 92% for the year ended

December 31, 2004. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the year ended December 31, 2006, our roaming revenue increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, our roaming minutes increased 40.8% due to expanded coverage areas and increased usage; however, it was partially offset by a 17.7% decrease in roaming revenue per minute-of-use as contractual rates were lower for the year ended December 31, 2006, compared to the same period in 2005. When comparing 2005 to 2004, our roaming minutes increased 42.7% due to expanded coverage areas and increased usage; however, it was partially offset by a 13.7% decrease in roaming revenue per minute-of-use as contractual rates were lower for the year ended December 31, 2005, compared to the same period in 2004.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments and a settlement for prior claims under various agreements between us and AT&T Wireless and rental revenue.

The following table sets forth the results of the components of our equipment and other revenue for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)

Equipment revenue	$22,440	95.0%	$19,043	89.4%	$16,695	91.8%
Other revenue	1,194	5.0%	2,252	10.6%	1,488	8.2%

Total equipment and other revenue	$23,634	100.0%	$21,295	100.0%	$18,183	100.0%

For the year ended December 31, 2006, our equipment revenue increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this increase was the result of an increase in post-paid and pre-paid gross customer additions and an increase in the sales mix of higher priced, higher quality handsets including Blackberry handheld and Windows Mobile devices. When comparing 2005 to 2004, this increase was primarily the result of an increase in post-paid and pre-paid gross customer additions and customers upgrading to GSM rate plans and increases in activation fees charged to customers.

For the year ended December 31, 2006, our other revenue decreased compared to the year ended December 31, 2005. For the year ended December 31, 2005, our other revenue increased compared to the year ended December 31, 2004. When comparing 2006 to 2005, this decrease was the result of a decrease of approximately $0.7 million in rental revenue due to our tower sale and leaseback transactions during 2005 and a decrease of approximately $0.4 million related to residual payments under various agreements between us and AT&T Wireless due to the initial payment of $0.8 million during the second quarter of 2005. When comparing 2005 to 2004, the increase was primarily the result of payments of approximately $1.1 million related to a settlement for prior claims and residual payments under various agreements between us and AT&T Wireless, slightly offset by a decrease in rental revenue due to our tower sale and leaseback transactions during 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of Service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our customers when our customers roam into their markets, referred to as “roaming” costs. During 2005, we signed a new roaming contract with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may continue to increase in future periods.

The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)

Network and other operating costs	$103,671	75.7%	$84,839	72.1%	$63,019	63.5%
Roaming costs	33,292	24.3%	32,908	27.9%	36,211	36.5%

Total cost of service	$136,963	100.0%	$117,747	100.0%	$99,230	100.0%

For the year ended December 31, 2006, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this increase is a result of the addition of new circuits and cell sites related to improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $7.9 million related to our tower sale and leaseback transactions during 2005 and new leases entered into during 2005 and 2006. When comparing 2005 to 2004, this increase was primarily due to the addition of new circuits and cell sites related to our GSM network, as well as increased costs as a result of providing more service features, such as handset replacement coverage and wireless Internet and an increase in rent expense of approximately $4.2 million related to our tower sale and leaseback transactions during 2005 (described below) and new leases entered into during 2005 and 2004.

For the year ended December 31, 2006, roaming costs increased compared to the year ended December 31, 2005. For the year ended December 31, 2005, roaming costs decreased compared to the year ended December 31, 2004. When comparing 2006 to 2005, this increase was the result of a 37.5% increase in the minutes used by our customers on third-party wireless providers’ networks, partially offset by a 26.4% decrease in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2006 compared to the year ended December 31, 2005. When comparing 2005 to 2004, this decrease was the result of a 36.0% decrease in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2005 compared to the year ended December 31, 2004, offset by a 41.9% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of Equipment

Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions and upon the quality of the handset. The volume of equipment transactions is impacted by post-paid and pre-paid gross customer additions and customer upgrades. We, like other wireless providers, have continued to use discounts on wireless handsets and have continued to offer free handset promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless customers and from higher priced rate plans.

For the year ended December 31, 2006, our cost of equipment increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this slight increase in cost of equipment is due to an increase in post-paid and pre-paid gross customer additions, offset by a reduction in the number of customers upgrading to new handsets. When comparing 2005 to 2004, this increase is due to an increase in post-paid and pre-paid gross customer additions and an increase in the number of customers upgrading to new rate plans and purchasing new handsets.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the year ended December 31, 2006, our marketing and selling costs increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, the increase was primarily due to additional commissions paid for increased post-paid and pre-paid gross customer additions and increased customer re-signs, as well as the addition of sales and marketing management personnel. When comparing 2005 to 2004, the increase in our marketing and selling costs was primarily due to an increase in advertising costs spent to promote our GSM rate plans, along with an increase in commissions paid as a result of an increase in post-paid and pre-paid gross customer additions.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the year ended December 31, 2006, our general and administrative costs decreased compared to the year ended December 31, 2005. For the year ended December 31, 2005, our general and administrative costs remained fairly constant compared to the year ended December 31, 2004. When comparing 2006 to 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $2.8 million and by efficiencies gained from centralizing administrative functions, offset in part by an increase of approximately $2.6 million related to our allocated portion of our parent’s share-based compensation expense. When comparing 2005 to 2004, the slight increase was a result of increased infrastructure costs resulting from the overall growth of our business, offset by efficiencies gained from centralized administrative functions.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. Our depreciation and amortization expense remained fairly constant for the years ended December 31, 2006, 2005 and 2004. The slight decrease in our depreciation and amortization expense for the year ended December 31, 2006 compared to the year ended December 31, 2005, was primarily a result of our tower sale and leaseback transactions during 2005 and a result of assets becoming fully depreciated as our TDMA assets reach the end of their effective service life.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the years ended December 31, 2006 and 2005 was a result of the sale and leaseback of 205 of our towers during 2005. At June 30, 2005, we recognized $0.9 million of the gain from the transactions and we deferred the remaining $28.6 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $2.9 million per year over the original life of the lease.

Non-Operating Results

Interest Expense

For the year ended December 31, 2006, our interest expense increased slightly compared to the year ended December 31, 2005. When comparing 2006 to 2005, this slight increase is the result of our borrowings under our credit facility we entered into on August 8, 2006, to help fund our acquisitions. For the year ended December 31,

2005, our interest expense remained fairly constant compared to the year ended December 31, 2004. This was the result of fixed interest rates on all of our outstanding debt securities for 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the issuance of debt securities and infusions of equity capital from our parent company, DCC. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand, cash flows from operations and availability under our existing credit facility will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next few years. The actual amount and timing of our future capital requirements and expenditures may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technical and competitive developments that may arise.

We may have to refinance our 10.0% senior notes at their final maturity in 2011. Based upon the market rates available to us, we may refinance earlier than the stated maturity dates. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, because these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, DCC, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition. Our credit facility will mature on February 1, 2011 if we have not refinanced or repaid our 10.0% senior notes by that date. See “Proposed Refinancing” below.

Working Capital and Net Cash Flow

	December 31,	December 31,	Percentage
	2006	2005	Change
	($ in thousands)

Cash and cash equivalents	$36,453	$76,611	(52.4)%
Other current assets	61,103	57,202	6.8%

Total current assets	97,556	133,813	(27.1)%

Current liabilities	111,227	78,330	42.0%

Working capital	$(13,671)	$55,483	(124.6)%

Ratio of current assets to current liabilities	0.9:1	1.7:1

Our net cash provided by operating activities totaled $91.7 million for the year ended December 31, 2006, compared to $75.9 million for the year ended December 31, 2005 and $35.9 million for the year ended December 31, 2004. The increase from 2005 to 2006 and from 2004 to 2005 were both primarily due to increased operating income, which generated more net cash receipts, and changes in current assets and current liabilities. For additional analysis of the changes impacting operating income, see “Results of Operations for the Years Ended December 31, 2006, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the years ended December 31, 2006, 2005 and 2004. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the year ended December 31, 2006 primarily related to capital expenditures of $59.8 million, and the purchases of Highland Cellular, LLC, wireless assets in Texas 15 RSA, additional PCS spectrum, as well as the AWS auction licenses, which all totaled $206.4 million. The acquisitions were purchased with additional borrowings drawn on our credit facility and cash on hand, thus, reducing our working capital at December 31, 2006. Our net cashed used in investing activities for the year ended December 31, 2005, primarily related to capital expenditures of $47.6 million and the purchase of Pennsylvania 4 RSA on September 13, 2005, partially offset by proceeds related to our tower sale and leaseback transactions during 2005. Our net cash used in investing activities for the year ended December 31, 2004 primarily related to capital expenditures of $39.4 million.

We received cash from financing activities for the year ended December 31, 2006 and we used cash in financing activities for the years ended December 31, 2005 and 2004. Cash provided by financing activities for the year ended December 31, 2006 primarily related to borrowings under our credit facility (described below). Financing activities are typically related to proceeds from our credit facility and debt securities, repayments of our credit facility and debt securities, deferred financing costs associated with our credit facility and debt securities and purchases of debt and equity securities. For future expected payments of our debt securities, see the “Contractual Obligations” table included below.

Capital Resources

Credit Facility

On August 8, 2006, we entered into a senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this senior secured credit facility, ACC Holdings, LLC, our new holding company, was formed. The credit facility is guaranteed by ACC Holdings and each of our direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of us, our direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as a pledge of our capital stock and the capital stock of our subsidiaries.

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing. As of December 31, 2006, $124.7 million was outstanding under this credit facility.

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

10.0% Senior Notes

On August 8, 2003, we and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of DCC, completed a private offering of $900.0 million aggregate principle amount of 10.0% senior notes due 2011. These senior notes were issued at par. The net proceeds from the issuance of the notes were used to (i) repay in full all amounts owing under our old bank credit facility and (ii) pay expenses of the offering and a portion of the fees of our restructuring. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. We may, at our option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. The notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. DCC and DCS are not guarantors of these senior notes.

In connection with the closing of the issuance of the notes, we entered into an indenture dated August 8, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit the ability of us and our restricted subsidiaries to:

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

9.5% Senior Notes

During 2001, our predecessor sold, in two transactions, $700.0 million principal amount of 9.5% senior subordinated notes due 2009, at a discount of $6.9 million. The discount is being amortized over the life of the notes. In August 2003, as part of our restructuring, holders of $681.9 million outstanding principal amount of these senior subordinated notes surrendered their senior notes. At December 31, 2006, we had outstanding $18.1 million principal amount of our 9.5% senior subordinated notes.

Proposed Refinancing

On February 15, 2007, we commenced a cash tender offer for any and all of our $900.0 million aggregate principal amount of 10.0% senior notes due 2011, and a consent solicitation to amend the terms of these senior notes and related indenture. The purpose of the consent solicitation is to amend the terms of our 10.0% senior notes and the related indenture to remove substantially all of the restrictive covenants contained therein.

This tender offer is part of a refinancing of the existing 10.0% senior notes, our $18.1 million aggregate principal amount of 9.5% senior subordinated notes due 2009 and $124.7 million outstanding under our existing senior secured credit facility, or the refinancing. We expect to finance the refinancing through up to $1,275.0 million of new indebtedness with a portion of new indebtedness not drawn at the closing of the refinancing.

The tender offer and refinancing are subject to the satisfaction of certain conditions and there can be no assurance it will be completed on satisfactory terms or at all.

Capital Expenditures and Commitments

Our capital expenditures were $59.8 million for the year ended December 31, 2006. The majority of these expenditures were spent to expand the capacity of our GSM network, support the addition of new GSM cell sites, upgrade acquired networks and fund certain mandates to comply with the requirements of E-911. We plan to spend approximately $60.0 million for capital expenditures during 2007, as we continue to develop and improve our GSM network.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

The table below sets forth all of our contractual cash obligations at December 31, 2006, which are obligations during the following years. The future contractual cash obligations of our credit facility and debt securities are based upon the holders’ earliest redemption date and excludes any discounts.

	2007	2008-2009	2010-2011	2012 and after
	($ in thousands)

Credit facility and debt securities	$1,250	$20,600	$1,020,938	$—
Operating leases	28,426	54,614	40,186	70,770
Purchase obligations	296	349	—	—

Total contractual cash obligations	$29,972	$75,563	$1,061,124	$70,770

In addition, we are required to make cash interest payments on our 10.0% senior notes due 2011 and our 9.5% senior subordinated notes due 2009. Based on outstanding principal amounts at December 31, 2006, cash interest on our debt securities was as follows:

•	$90.0 million annually through maturity in 2011 on our 10.0% senior notes; and

•	$1.7 million annually through maturity in 2009 on our 9.5% senior subordinated notes.

In addition, our credit facility requires us to pay cash commitment fees on any unused portion and interest on any used portion of the credit facility.

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

We amended our purchase and license agreement with Nortel Networks Corp. on August 29, 2006. Under the purchase and license agreement with Nortel Networks Corp., we have a commitment to make specified minimum purchases of GSM related products and services prior to December 31, 2008. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. At December 31, 2006, the exposure for such damages was approximately $0.3 million, which is included in the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions

DCC, our parent, and DCS, an indirect, wholly owned subsidiary of DCC, provides certain substantial services to us. Certain costs incurred by DCC and DCS are shared costs between us and DCS. These shared costs are allocated between us and DCS primarily based on each of our pro rata population coverage and customers. Shared costs allocated to us from DCC and DCS were $43.0 million for the year ended December 31, 2006, $36.5 million for the year ended December 31, 2005 and $32.6 million for the year ended December 31, 2004. In addition, we reimbursed DCS for other expenses incurred by them on our behalf, which represents actual compensation costs related to those DCC and DCS employees that perform job functions that are exclusively attributable to our operations, totaling $41.7 million for the year ended December 31, 2006, $41.2 million for the year ended December 31, 2005 and $46.4 million for the year ended December 31, 2004.

We also have various spectrum leasing agreements, equipment lease agreements and asset sharing agreements with DCS. These agreements provide for the leasing, sharing or other use of license spectrum, telecommunications equipment and facilities, including, without limitation, switches, buildings, computer equipment, computer software, office equipment, furniture, vehicles, land, leasehold improvements and other communications equipment between us and the other parties to the agreements. We believe the terms of these agreements are at least as favorable to us as could be obtained from unaffiliated third parties.

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

Aggregate expenses are generally allocated under these agreements based on either a fixed fee or the greater of a minimum specified fee or usage. Our aggregate expenses under these agreements were $14.4 million for the year ended December 31, 2006, $12.0 million for the year ended December 31, 2005 and $7.0 million for the year ended December 31, 2004.

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

At December 31, 2006, we had $124.7 million outstanding under our senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. This is the only variable rate debt we had outstanding. A one-percentage point change in this interest rate would change our cash interest payments on an annual basis by approximately $1.2 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
American Cellular Corporation:

We have audited the accompanying consolidated balance sheets of American Cellular Corporation and subsidiaries, or the Company, as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cellular Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.”

KPMG LLP

Oklahoma City, Oklahoma
February 27, 2007

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$36,453,213	$76,610,593
Accounts receivable, net of allowance for doubtful accounts of $2,546,723 in 2006 and $1,252,436 in 2005	47,102,552	47,268,967
Inventory	5,162,101	5,066,257
Deferred tax assets (Note 7)	4,886,000	3,324,000
Prepaid expenses and other	3,952,388	1,543,322

Total current assets	97,556,254	133,813,139

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	190,690,780	158,285,766

OTHER ASSETS:
Accounts receivable-affiliates	—	2,777,611
Wireless license acquisition costs	799,835,469	681,424,159
Goodwill	622,100,636	574,813,057
Deferred financing costs, net of accumulated amortization of $7,964,601 in 2006 and $5,508,488 in 2005	13,220,829	13,427,299
Customer list, net of accumulated amortization of $64,567,330 in 2006 and $38,922,708 in 2005	30,681,020	41,278,292
Other non-current assets	618,611	664,602

Total other assets	1,466,456,565	1,314,385,020

Total assets	$1,754,703,599	$1,606,483,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,135,219	$18,076,266
Accounts payable-affiliates	12,135,227	—
Accrued expenses	11,727,613	9,710,379
Accrued interest payable	39,783,977	37,863,006
Deferred revenue and customer deposits	16,195,347	12,680,381
Current portion of credit facility and debt securities (Note 4)	1,250,000	—

Total current liabilities	111,227,383	78,330,032

OTHER LIABILITIES:
Credit facility and debt securities, net (Note 4)	1,039,250,692	914,793,408
Deferred tax liabilities (Note 7)	155,958,421	157,685,899
Deferred gain on disposition of operating assets and other long-term liabilities	25,962,430	30,743,034
COMMITMENTS (Note 5)

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value, 350 shares authorized and issued at December 31, 2006 and 50 shares authorized and issued at December 31, 2005	4	1
Class B common stock, $.01 par value, no shares authorized and issued at December 31, 2006 and 300 shares authorized and issued at December 31, 2005	—	3
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(52,242,579)	(49,615,700)

Total stockholders’ equity	422,304,673	424,931,552

Total liabilities and stockholders’ equity	$1,754,703,599	$1,606,483,925

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

OPERATING REVENUE:
Service revenue	$369,514,503	$360,059,583	$327,322,267
Roaming revenue	125,339,535	108,207,898	87,869,608
Equipment and other revenue	23,634,393	21,294,682	18,183,231

Total operating revenue	518,488,431	489,562,163	433,375,106

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	136,962,653	117,746,785	99,230,426
Cost of equipment	52,233,522	51,107,208	45,101,594
Marketing and selling	67,325,581	59,270,434	56,765,364
General and administrative	86,014,410	89,792,033	89,037,568
Depreciation and amortization	81,860,015	85,282,729	83,309,989
Gain on disposition of operating assets	(2,916,908)	(2,269,081)	—

Total operating expenses	421,479,273	400,930,108	373,444,941

OPERATING INCOME	97,009,158	88,632,055	59,930,165

OTHER EXPENSE:
Interest expense	(98,523,599)	(95,126,247)	(94,796,358)
Other expense, net	(2,510,731)	(1,724,800)	(2,440,193)

LOSS BEFORE INCOME TAXES	(4,025,172)	(8,218,992)	(37,306,386)
Income tax benefit	2,080,293	3,552,897	11,605,427

NET LOSS	$(1,944,879)	$(4,666,095)	$(25,700,959)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Stockholders’ Equity
	Class A		Class B				Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

DECEMBER 31, 2003	50	$1	300	$3	$474,547,248	$(19,248,646)	$455,298,606
Net loss	—	—	—	—	—	(25,700,959)	(25,700,959)

DECEMBER 31, 2004	50	1	300	3	474,547,248	(44,949,605)	429,597,647
Net loss	—	—	—	—	—	(4,666,095)	(4,666,095)

DECEMBER 31, 2005	50	1	300	3	474,547,248	(49,615,700)	424,931,552
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of income tax (Note 10)	—	—	—	—	—	(682,000)	(682,000)

ADJUSTED DECEMBER 31, 2005	50	1	300	3	474,547,248	(50,297,700)	424,249,552
Net loss	—	—	—	—	—	(1,944,879)	(1,944,879)
Internal recapitalization	300	3	(300)	(3)	—	—	—

DECEMBER 31, 2006	350	$4	—	$—	$474,547,248	$(52,242,579)	$422,304,673

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,944,879)	$(4,666,095)	$(25,700,959)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	81,860,015	85,282,729	83,309,989
Amortization of bond premium and deferred financing costs	3,475,897	3,382,542	3,281,340
Deferred income taxes	(2,871,478)	(4,362,311)	(12,029,704)
Gain on disposition of operating assets	(2,916,908)	(2,269,081)	—
Other operating activities	492,289	(5,157)	(112,054)
Changes in current assets and liabilities —
Accounts receivable	166,415	(6,856,459)	(4,997,505)
Inventory	(95,844)	86,993	(1,401,803)
Interest receivable	389	(389)	(3,340)
Prepaid expenses and other	(1,809,066)	1,315,116	(265,121)
Accounts payable	12,058,953	7,778,641	(7,635,908)
Accrued expenses	(223,422)	(3,434,497)	945,609
Deferred revenue and customer deposits	3,514,966	(345,903)	499,360

Net cash provided by operating activities	91,707,327	75,906,129	35,889,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,843,451)	(47,552,305)	(39,369,105)
Purchase of wireless licenses and properties	(206,421,363)	(17,164,155)	—
Proceeds from sale of assets	8,825	33,918,014	233,402
Change in receivable/payable-affiliates	11,905,847	(8,989,685)	13,254,262
Receipt of funds held in escrow for contingencies on sold assets	—	—	4,168,615
Other investing activities	47,578	(969,097)	(93,490)

Net cash used in investing activities	(254,302,564)	(40,757,228)	(21,806,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	125,000,000	—	—
Repayments of credit facility	(312,500)	—	—
Deferred financing costs	(2,249,643)	(5,287)	(99,876)
Other financing activities	—	(22,000)	—

Net cash provided by (used in) financing activities	122,437,857	(27,287)	(99,876)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,157,380)	35,121,614	13,983,712
CASH AND CASH EQUIVALENTS, beginning of period	76,610,593	41,488,979	27,505,267

CASH AND CASH EQUIVALENTS, end of period	$36,453,213	$76,610,593	$41,488,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$93,109,318	$91,741,855	$89,969,500
Income taxes	$710,226	$51,998	$216,746
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of assets (from) to affiliates	$(3,006,991)	$(29,318)	$12,140

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

ACC Escrow Corp., a wholly owned, indirect subsidiary of Dobson Communications Corporation, or DCC, was formed on June 23, 2003, and began operations on August 8, 2003, when it completed the issuance of $900.0 million senior notes, the proceeds of which were used in the Company’s restructuring. Upon consummation of the restructuring, on August 19, 2003, the Company became a wholly owned, indirect subsidiary of DCC. The Company is a provider of rural and suburban wireless voice and data services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin.

American Cellular Corporation, or ACC, the Predecessor Company, was originally formed on February 26, 1998, to acquire the operations of PriCellular Corporation. On February 25, 2000, ACC and its subsidiaries were acquired by ACC Acquisition LLC (the “Joint Venture”), an equally owned joint venture between DCC and AT&T Wireless.

Capital Resources and Growth

The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility (described in Note 4), including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund its on-going operations, expected capital expenditures or other permissible uses.

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

Cash and Cash Equivalents

Cash and cash equivalents of $36.5 million at December 31, 2006 and $76.6 million at December 31, 2005 consist of cash and cash equivalents including all highly liquid investments with maturities at the date of purchase of three months or less, and the carrying amounts approximate fair value.

Allowance for Doubtful Accounts

Allowance for doubtful accounts of $2.5 million at December 31, 2006 and $1.3 million at December 31, 2005 are based on a percentage of aged receivables and historical trends. The Company reviews the adequacy of its allowance for doubtful accounts monthly.

Inventory

Inventory is comprised of handsets and accessories held for sale to customers. The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $56.2 million for the year ended December 31, 2006, $67.1 million for the year ended December 31, 2005 and $67.3 million for the year ended December 31, 2004.

Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2006 and 2005:

	Useful
	Life	2006	2005
		($ in thousands)

Wireless systems and equipment	3-10	$370,249	$293,113
Buildings and improvements	5-40	17,657	13,057
Vehicles and other work equipment	5-10	262	128
Furniture and office equipment	5-10	9,063	7,250
Plant under construction		5,645	564
Land		1,046	1,046

Property, plant and equipment		403,922	315,158
Accumulated depreciation		(213,231)	(156,872)

Property, plant and equipment, net		$190,691	$158,286

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

As a result of technological advances, which led to the Company’s upgrade to GSM technology during 2004, the Company reassessed the useful lives and carrying values of its TDMA network assets during the fourth quarter of 2004. While no impairment was noted, this assessment did result in the reduction of the Company’s remaining useful lives for these TDMA network assets during 2004. This reduction in the remaining useful lives has resulted in an annual increase in depreciation expense totaling $1.8 million in 2006 and 2005, and will continue through 2007.

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposal of Long-Lived Assets

The Company accounts for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Restricted Investments

Restricted investments at December 31, 2006 and 2005, consisted of letters of credit collateralized by restricted cash.

Wireless License Acquisition Costs

Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. In accordance with SFAS No. 142, the Company does not amortize its wireless license acquisition costs. Instead, the Company tests for the impairment of indefinite life intangible assets at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

Goodwill

In accordance with SFAS No. 142, the Company continues to test for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

Deferred Financing Costs

Deferred financing costs consist primarily of fees incurred to issue the Company’s credit facility and debt securities. Deferred financing costs are being amortized and recorded as interest expense over the term of the debt of seven to eight-years. Interest expense related to the amortization of these costs of $2.5 million was recorded in 2006, $2.4 million in 2005 and $2.4 million in 2004.

Customer List

Customer list consists of amounts allocated for wireless customer lists as part of an acquisition. Customer list acquisition costs were being amortized on a straight-line basis over five years through September 2005, which was based upon the Company’s historical and projected lives of these acquired customers. Based on our on-going analysis of the Company’s acquired customers, the Company began amortizing its customer list over four years beginning in October of 2005. Amortization expense of $25.6 million was recorded in 2006, $18.2 million in 2005 and $16.0 million in 2004. Based on the remaining expected life of the Company’s current customer list, the future amortization expense is expected to be $20.2 million in 2007, $3.8 million in 2008, $3.8 million in 2009 and $2.8 million in 2010.

Lease Expense Recognition

The Company has numerous operating leases; these leases are primarily for its cell site towers and their locations, retail stores and vehicles. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include scheduled rent increases over the lease terms. The Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in other long-term liabilities in the accompanying consolidated balance sheets.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $2.4 million as of December 31, 2006 and $2.0 million as of December 31, 2005, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Service revenue includes revenue received from the Universal Service Fund, or USF, reflecting the Company’s Eligible Telecommunications Carrier, or ETC, status in certain states. Equipment revenue is recognized when the equipment is delivered to the customer. Customer acquisition costs, such as sales force compensation and equipment costs, are expensed as incurred and are included in marketing and selling costs and cost of equipment.

Advertising Costs

Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations. Advertising costs amounted to $14.7 million for the year ended December 31, 2006, $15.1 million for the year ended December 31, 2005 and $14.2 million for the year ended December 31, 2004.

Income Taxes

The Company is included in a consolidated income tax return with its parent, DCC. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statements and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, unless it is more likely than not that such assets will be realized.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of intangible assets; valuation allowances for receivables and inventories; obligations related to employee benefits; obligations related to acquired and sold properties and contingencies. Actual results could differ from those estimates.

Significant Concentrations

In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 98% of the Company’s roaming minutes-of-use during the year ended December 31, 2006, 94% during the year ended December 31, 2005 and 92% during the year ended December 31, 2004 was provided to two wireless carriers.

Recently Issued Accounting Pronouncements

Adopted in 2006

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The Company adopted SAB No. 108 and adjusted its opening retained earnings for the year ended 2006 by approximately $0.7 million, net of income tax, to reflect a change in its accounting for leases. Prior to 2006, the Company did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases. The Company reviewed the annual amount of additional expense incurred in prior periods and considers this adjustment to be immaterial to prior periods.

Adopted in 2007

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 on January 1, 2007, did not have a material impact to the Company’s financial statements or financial condition.

3.	BUSINESS COMBINATIONS AND ACQUISITIONS:

On September 13, 2005, the Company acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until it was granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all acquired assets, including the FCC license, was approximately $12.2 million.

On May 30, 2006, the Company purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, the Company closed on cellular and PCS spectrum covering the Texas 15 RSA and on additional PCS spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million.

On October 5, 2006, the Company acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that DCC owns and operates in western Maryland, southern Ohio, southern Pennsylvania, and West Virginia. As a result of the merger, Highland Cellular became a wholly owned subsidiary of the Company. The total purchase price for Highland Cellular was approximately $95.0 million. Highland’s assets, liabilities and results of operations have been included in the accompanying consolidated financials from the date of acquisition.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of the purchase price of Highland Cellular and the preliminary allocation of the acquired assets and assumed liabilities for Highland Cellular are as follows:

$ (in thousands)

Calculation and preliminary allocation of purchase price:
Total purchase price	$95,000
Plus fair value of liabilities assumed:
Current liabilities	13,383

Total purchase price plus liabilities assumed	$108,383

Fair value of assets acquired:
Current assets	$4,319
Property, plant and equipment	24,655
Wireless licenses	26,801
Goodwill	37,561
Customer list	15,047

Total fair value of assets acquired	$108,383

To determine the purchase price allocation and the resulting recognition of goodwill, the Company analyzed all of the assets acquired. The fair value of the current assets and the property, plant and equipment was determined based upon the assessment of the functionality and quality of those assets. In the Company’s review of the wireless licenses, the Company determined the fair value based upon the population in the service area and expected wireless service usage. As for the customer lists, the Company reviewed Highland Cellular’s customer base and considered several factors, including the cost of acquiring customers, the average length of contracts with these customers and the average revenue that they could provide, and determined the fair value accordingly.

On October 19, 2006, the Company made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which it was the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to the Company’s and the Company’s affiliate Dobson Cellular Systems, or DCS, current coverage, as well as additional spectrum in areas that the Company currently serves in order to have capacity for increased voice and data transmission. The cost to the Company for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash advanced from the Company’s credit facility.

The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes all significant business combinations, as if the combinations occurred at the beginning of the period presented. The acquisition of Highland Cellular during 2006 was significant to the Company’s results of operations and thus, cumulatively, the results from all 2006 acquisitions, including the Texas 15 RSA acquisition, are included in the pro forma information below. The unaudited pro forma financial information related to the Company’s 2005 acquisition has not been presented because this acquisition was not significant to the Company’s consolidated results of operations. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2006	2005
	($ in thousands)

Operating revenue	$550,913	$533,236
Loss from continuing operations	(2,185)	(9,861)
Net loss	(2,185)	(9,861)

4.	CREDIT FACILITY AND DEBT SECURITIES:

The Company’s credit facility and debt securities consisted of the following:

	December 31,
	2006	2005
	($ in thousands)

Credit facility	$124,688	$—
10.0% senior notes	900,000	900,000
9.5% senior subordinated notes	15,813	13,774

Total credit facility and debt securities	1,040,501	913,774
Less: current portion of credit facility and debt securities	1,250	—

Credit facility and debt securities, net	$1,039,251	$913,774

Minimum Future Payments

This table includes minimum future payments of the Company’s credit facility and debt securities based upon the holders’ earliest redemption date and excludes any discounts, for years subsequent to December 31, 2006.

($ in thousands)

2007	$1,250
2008	1,250
2009	19,350
2010	1,250
2011	1,019,688

$1,042,788

Credit Facility

On August 8, 2006, the Company entered into a new senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this senior secured credit facility, ACC Holdings, LLC, the Company’s new holding company, was formed. The credit facility is guaranteed by ACC Holdings and each of the Company’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of the Company, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as by a pledge of the Company’s capital stock and the capital stock of its subsidiaries.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing. At December 31, 2006, $124.7 million was outstanding under this credit facility.

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

10.0% Senior Notes

On August 8, 2003, ACC Escrow Corp. completed the issuance of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Company may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into the Company, and the net proceeds from the offering were used to fully repay the Company’s old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture for ACC’s 10.0% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of ACC and its restricted subsidiaries to:

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

9.5% Senior Subordinated Notes

During 2001, the Predecessor Company issued $700.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount is being amortized over the life of the notes. In August 2003, as part of the Company’s restructuring, holders of $681.9 million outstanding principal amount of the senior notes surrendered their senior notes. At December 31, 2006, there was outstanding $18.1 million principal amount of 9.5% senior subordinated notes.

See Note 11.

5.	LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

The Company has numerous operating leases. These leases are primarily for its cell site towers and their locations, retail stores and vehicles. Future minimum lease payments required under these operating leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2006, are as follows:

$ (in thousands)

2007	$28,426
2008	27,880
2009	26,734
2010	23,636
2011	16,550
2012 and thereafter	70,770

Lease expense under the above leases was $28.6 million for the year ended December 31, 2006, $20.9 million for the year ended December 31, 2005 and $16.8 million for the year ended December 31, 2004. See Note 10.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tower Sale and Leaseback

During 2005, the Company sold 205 towers to Global Towers, LLC and then leased them back under a lease with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, the Company completed the sale of 184 of these towers for approximately $30.9 million. The Company completed the sale of the remaining 20 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $3.0 million. These sales resulted in a total net gain of approximately $29.5 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $28.6 million will be recognized over the original life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.”

Commitments

On August 29, 2006, the Company amended its purchase and license agreement with Nortel Networks Corp. Under the purchase and license agreement with Nortel Networks Corp., the Company has a commitment to make specified minimum purchases of GSM related products and services prior to December 31, 2008. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of December 31, 2006, the exposure for such damages is approximately $0.3 million.

Contingencies

The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operations, or liquidity.

The Company is not currently aware of any additional or material changes to pending or threatened litigation against it or its subsidiaries or that involves any of it or its subsidiaries property that could have a material adverse effect on its financial condition, results of operations or cash flows.

6. EMPLOYEE BENEFIT PLANS:

401(k) Plan

Employees are employed by the Company’s parent, DCC or DCS, an indirect, wholly owned subsidiary of DCC. DCC maintains a 401(k) plan, or the Plan, in which substantially all employees whom have greater than one year of service are eligible to participate. The Plan requires DCC to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.9 million for the year ended December 31, 2006, $0.8 million for the year ended December 31, 2005 and $0.7 million for the year ended December 31, 2004 and were recorded as general and administrative expenses.

Stock Option and Stock Purchase Plans

DCC also maintains a Stock Option Plan to encourage key employees by providing opportunities to participate in the ownership and future growth of DCC and its subsidiaries through the grant of incentive stock options and nonqualified stock options, and an Employee Stock Purchase Plan to encourage stock ownership by employees.

At December 31, 2005, DCC accounted for the plans under APB Opinion 25, under which no compensation cost was recognized in the accompanying consolidated financial statements for 2005 if the option price was equal to or greater than the fair market value of the stock at the time the option was granted. However, beginning January 1, 2006, DCC began accounting for the plans under SFAS No. 123(R), under which compensation cost is recognized; thus, a portion of this compensation cost is allocated and charged to the Company pursuant to the cost-sharing

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement between the Company and DCS. Therefore, the Company’s allocated portion of the 2006 incremental expense associated with the adoption of SFAS No. 123(R) was $3.2 million ($2.0 million, net of income tax).

7. INCOME TAXES:

The benefit for income taxes for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	($ in thousands)

Federal income taxes (current and deferred)	$1,303	$2,907	$10,555
State income taxes (current and deferred)	777	646	1,050

Total income tax benefit	$2,080	$3,553	$11,605

The benefit for income taxes for the years ended December 31, 2006, 2005 and 2004 differ from amounts computed at the statutory rate as follows:

	2006	2005	2004
	($ in thousands)

Income taxes at statutory rate	$1,409	$2,877	$13,057
State income taxes, net of federal income tax effect	(3,090)	646	878
Valuation allowance	3,868	—	(3,868)
Other, net	(107)	30	1,538

Total income tax benefit	$2,080	$3,553	$11,605

The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

	2006	2005
	($ in thousands)

Current deferred income taxes:
Allowance for doubtful accounts receivable	$981	$495
Accrued liabilities	3,905	2,829

Net current deferred income tax asset	4,886	3,324

Noncurrent deferred income taxes:
Property, plant and equipment	(21,709)	(25,112)
Intangible assets, primarily indefinite life assets	(224,566)	(222,104)
Compensation	1,124	—
Deferred lease rent expense	634	—
Deferred gain on disposition of operating assets	9,399	10,384
Tax credits and carryforwards	79,160	83,014
Valuation allowance	—	(3,868)

Net noncurrent deferred income tax liability	(155,958)	(157,686)

Total net deferred income tax liability	$(151,072)	$(154,362)

At December 31, 2006, the Company had federal loss carryforwards of approximately $193.0 million, which may be utilized to reduce future federal income taxes payable. These loss carryforwards expire from 2019 to 2026.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically reviews the need for a valuation allowance against deferred tax assets. This includes a review of historical taxable results, financial operating income and leverage trends, tax attributes, forecasted taxable income prior to the expiration of the loss carryforwards and the long-term character of the expiration of those carryforwards. The Company has had taxable losses in the past as a result of accelerated depreciation on its property, plant and equipment, from the tax amortization on it wireless licenses, an indefinite life intangible asset for financial purposes, and from financing costs. These taxable losses resulted in the Company’s loss carryforwards. The Company has provided a valuation allowance for certain of its deferred tax assets, including certain state loss carryforwards. After consideration of the valuation allowance, the Company believes that it is more likely than not of realizing its deferred tax asset, including the projection of sufficient taxable income to recover its net deferred tax asset exclusive of its wireless licenses which are not amortized for financial accounting. Based on this review and the annual changes in the above factors, the valuation allowance was decreased by $3.9 million in 2006 and was reflected in the Company’s loss from continuing operations.

8.	RELATED PARTY TRANSACTIONS:

The Company had a payable due to related parties totaling $12.1 million at December 31, 2006 and a receivable due from related parties totaling $2.8 million at December 31, 2005. The amounts represent expenditures and expense allocations made by or revenue received by DCC and DCS on behalf of the Company.

DCC and DCS provide certain services to the Company. Certain costs incurred by DCC and DCS are shared costs of the Company and DCS. These shared costs are allocated between the Company and DCS primarily based on each Company’s pro rata population coverage and customers. Shared costs allocated to the Company from DCC and DCS were $43.0 million for the year ended December 31, 2006, $36.5 million for the year ended December 31, 2005 and $32.6 million for the year ended December 31, 2004. In addition, the Company reimbursed DCS for other expenses incurred by them on the Company’s behalf, which represents actual compensation costs related to those DCC and DCS employees that perform job functions that are exclusively attributable to the Company’s operations, totaling $41.7 million for the year ended December 31, 2006, $41.2 million for the year ended December 31, 2005 and $46.4 million for the year ended December 31, 2004.

The Company also has various equipment lease agreements and asset sharing agreements with DCS. These agreements provide for the leasing, sharing or other use of telecommunications equipment and facilities, including, switches, buildings, computer equipment, computer software, office equipment, furniture, vehicles, land, leasehold improvements and other communications equipment between the Company and the other parties to the agreements. The Company believes the terms of these agreements are at least as favorable to the Company as could be obtained from unaffiliated third parties.

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

Aggregate expenses are generally allocated under these agreements based on either a fixed fee or the greater of a minimum specified fee or usage. The Company’s aggregate expenses under these agreements were $14.4 million for the year ended December 31, 2006, $12.0 million for the year ended December 31, 2005 and $7.0 million for the year ended December 31, 2004.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its credit facility and debt securities based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturities.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)

Restricted investments	$22	$22	$22	$22
Credit facility	124,688	127,181	—	—
10.0% senior notes	900,000	954,000	900,000	973,170
9.5% senior notes	15,813	16,762	14,794	15,996

10.	STAFF ACCOUNTING BULLETIN NO. 108:

As discussed in Note 2, the SEC released SAB No. 108 in September 2006. SAB No. 108 requires all companies to consider errors using a current-year and a cumulative approach. Previously, the Company considered its errors using a current-year effect basis. SAB No. 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB No. 108 and adjusted its opening retained earnings for 2006 to reflect a change in its accounting for leases. Prior to 2006, the Company did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases. Therefore, the Company adjusted its opening retained earnings for the year ended 2006 by approximately $0.7 million, net of income tax, to reflect a change in its accounting for leases. The Company reviewed the annual amount of additional expense incurred in prior periods and considers this adjustment to be immaterial to prior periods.

11.	SUBSEQUENT EVENT:

On February 15, 2007, the Company commenced a cash tender offer for any and all of its $900.0 million aggregate principal amount of 10.0% senior notes due 2011, and a consent solicitation to amend the terms of these senior notes and related indenture. The purpose of the consent solicitation is to amend the terms of the Company’s 10.0% senior notes and the related indenture to remove substantially all of the restrictive covenants contained therein.

This tender offer is part of a proposed refinancing of the Company’s existing 10.0% senior notes, its $18.1 million aggregate principal amount of 9.5% senior subordinated notes due 2009 and $124.7 million outstanding under its existing senior secured credit facility, or the refinancing. The Company expects to finance the refinancing through new indebtedness consisting of notes and a term loan credit facility.

The tender offer and refinancing are subject to the satisfaction of certain conditions and there can be no assurance it will be completed on satisfactory terms or at all.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No items to report.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

No items to report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information omitted in accordance with General Instruction I (2) (c).

Item 11.	Executive Compensation

Information omitted in accordance with General Instruction I (2) (c).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information omitted in accordance with General Instruction I (2) (c).

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information omitted in accordance with General Instruction I (2) (c).

Item 14.	Principal Accountants Fees and Services

We are a wholly owned, indirect subsidiary of DCC and DCC incurs all accounting fees and services on our behalf. All general and administrative costs are allocated to us by DCC based on the estimated customers and populations in our respective licensed areas. Therefore, the following fees represent our estimate of DCC’s allocation of accounting fees and services for the fiscal years ended December 31, 2006 and 2005 by KPMG LLP, our principal accounting firm for external auditing.

	Year Ended
	December 31,
	2006	2005
	($ In thousands)

Audit fees	$394	$360
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees(a)	$394	$360

(a)	All fees have been approved by the audit committee of DCC.

Auditor Fees Pre-Approval Policy

In November 2002, the audit committee of DCC adopted a formal policy concerning approval of audit and non-audit services. The policy requires pre-approval of all audit and non-audit services to be provided to DCC and its subsidiaries, including us, provided that, the DCC Audit Committee may establish guidelines for (i) the delegation of authority for pre-approval to a single member of the Committee and/or (ii) establishing a de minimis exception in accordance with applicable laws and regulations.

The DCC Audit Committee has established guidelines for the retention of the independent auditor for any allowed non-audit service. Under the policy, the following non-audit services may not be performed by our auditor contemporaneously with audit services:

1.	Bookkeeping or other services related to the accounting records or financial statements of DCC and its subsidiaries, including us;

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

9. Any other service that the audit committee of DCC determines is impermissible.

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

(a)(3) Exhibits

Exhibit			Method of
Numbers		Description	Filing

2.1		Agreement and Plan of Merger dated May 10, 2006 among American Cellular Corporation, Highland Cellular Holdings, Inc., Highland Cellular, LLC, Highland Acquisition Sub, LLC, Faramarz Attar and Tom Attar.	(11)[2	.1	]
2.2		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation.	(8)[2	.5	]
3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation.	(1)[3	.1	]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation.	(3)[3	.1.1	]
3.2		Amended and Restated Bylaws of Registrant.	(1)[3	.2	]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3	.3	]
3.4		By-Laws of ACC Lease Co., Inc.	(7)[3	.4	]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York.	(1)[4	.2	]
4	.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association.	(7)[4	.1.1	]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association.	(7)[4	.2	]
4	.2.1	Supplemental Indenture dated August 7, 2006 to Indenture dated August 8, 2003.	(12)[4	.1	]
4	.2.2	Supplemental Indenture dated October 18, 2006 to Indenture dated August 7, 2006.	(13)[4	.3	]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated.	(7)[4	.3	]
10	.1*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005.	(10)[10	.1	]
10	.2*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation.	(10)[10	.2	]
10	.3*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001.	(3)[10	.6	]
10	.3.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002.	(4)[10	.6.1	]
10	.3.2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004.	(9)[10	.1.2	]
10	.3.3*	Amendment No. 3 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 29, 2006.	(14)[10	.3	]
10	.4*	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(5)[10	.14	]
10	.5*	Roaming Agreement for GSM/GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(6)[10	.15	]
10	.6*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(6)[10	.16	]
10.7		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003.	(7)[10	.17	]

Exhibit		Method of
Numbers	Description	Filing

10.8	Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation.	(7)[10	.18	]
10.9	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation.	(7)[10	.19	]
10.10	Credit Agreement dated August 7, 2006.	(12)[10	.1	]
10.11	Guarantee and Collateral Agreement dated August 7, 2006.	(12)[10	.2	]
10.12	Assumption Agreement dated October 18, 2006.	(13)[10	.2	]
12	Statement of Computation of Ratios of Earnings to Fixed Charges.	(15)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(15)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(15)
32.1	Section 1350 Certification by our principal executive officer.	(15)
32.2	Section 1350 Certification by our principal financial officer.	(15)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Current Report on Form 8-K/A filed by Dobson Communications Corporation on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on August 10, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on October 24, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to Dobson Communications Corporation’s Current Report on Form 8-K/A filed on November 7, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February 2007.

American Cellular Corporation

By	/s/ Steven P. Dussek
Steven P. Dussek
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities on February 28, 2007.

Signatures	Title

/s/ Steven P. Dussek Steven P. Dussek	Chief Executive Officer and Director (principal executive officer)

/s/ Bruce R. Knooihuizen Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Trent LeForce Trent LeForce	Controller and Assistant Secretary (principal accounting officer)

/s/ Stephen T. Dobson Stephen T. Dobson	Secretary and Director

/s/ Everett R. Dobson Everett R. Dobson	Chairman of the Board of Directors

/s/ Mark S. Feighner Mark S. Feighner	Director

/s/ Fred J. Hall Fred J. Hall	Director

/s/ Justin L. Jaschke Justin L. Jaschke	Director

/s/ Albert H. Pharis, Jr. Albert H. Pharis, Jr.	Director

/s/ Robert A. Schriesheim Robert A. Schriesheim	Director

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

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Agreement and Plan of Merger dated May 10, 2006 among American Cellular Corporation, Highland Cellular Holdings, Inc., Highland Cellular, LLC, Highland Acquisition Sub, LLC, Faramarz Attar and Tom Attar.	(11)[2	.1	]
2.2		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation.	(8)[2	.5	]
3.1		Fourth Restated Certificate of Incorporation of American Cellular Corporation.	(1)[3	.1	]
3	.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation.	(3)[3	.1.1	]
3.2		Amended and Restated Bylaws of Registrant.	(1)[3	.2	]
3.3		Certificate of Incorporation of ACC Lease Co., Inc.	(7)[3	.3	]
3.4		By-Laws of ACC Lease Co., Inc.	(7)[3	.4	]
4.1		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York.	(1)[4	.2	]
4	.1.1	First Supplemental Indenture dated August 19, 2003 between ACC Acquisition LLC, American Cellular Corporation, its guaranteeing subsidiaries and Bank of Oklahoma, National Association.	(7)[4	.1.1	]
4.2		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association.	(7)[4	.2	]
4	.2.1	Supplemental Indenture dated August 7, 2006 to Indenture dated August 8, 2003.	(12)[4	.1	]
4	.2.2	Supplemental Indenture dated October 18, 2006 to Indenture dated August 7, 2006.	(13)[4	.3	]
4.3		Registration Rights Agreement dated August 8, 2003 between ACC Escrow Corp., American Cellular Corp. and certain guarantors and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated.	(7)[4	.3	]
10	.1*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005.	(10)[10	.1	]
10	.2*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation.	(10)[10	.2	]
10	.3*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated November 16, 2001.	(3)[10	.6	]
10	.3.1*	Amendment No. 1 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002.	(4)[10	.6.1	]
10	.3.2*	Amendment No. 2 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated June 9, 2004.	(9)[10	.1.2	]
10	.3.3*	Amendment No. 3 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 29, 2006.	(14)[10	.3	]
10	.4*	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(5)[10	.14	]
10	.5*	Roaming Agreement for GSM/GPRS from AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(6)[10	.15	]
10	.6*	GSM/GPRS/EDGE Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(6)[10	.16	]
10.7		Agreement and Plan of Merger by and between ACC Escrow Corp. and American Cellular Corporation dated August 8, 2003.	(7)[10	.17	]
10.8		Management Agreement dated August 19, 2003 by and between Dobson Cellular Systems, Inc. and American Cellular Corporation.	(7)[10	.18	]

Exhibit		Method of
Numbers	Description	Filing

10.9	Tax Allocation Agreement dated August 19, 2003 by and between Dobson Communications Corporation and American Cellular Corporation.	(7)[10	.19	]
10.10	Credit Agreement dated August 7, 2006.	(12)[10	.1	]
10.11	Guarantee and Collateral Agreement dated August 7, 2006.	(12)[10	.2	]
10.12	Assumption Agreement dated October 18, 2006.	(13)[10	.2	]
12	Statement of Computation of Ratios of Earnings to Fixed Charges.	(15)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(15)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(15)
32.1	Section 1350 Certification by our principal executive officer.	(15)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-110082) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Current Report on Form 8-K/A filed by Dobson Communications Corporation on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on August 10, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on October 24, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to Dobson Communications Corporation’s Current Report on Form 8-K/A filed on November 7, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed herewith.