Form 10-Q
period 2007-03-31
AMERICAN CELLULAR CORP /DE/
filed 2007-05-10
CIK 1067075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 1, 2007, there were 350 shares of the registrant’s $0.01 par value common stock outstanding, which are owned of record by ACC Holdings, LLC.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,989,726	$36,453,213
Accounts receivable, net	42,723,564	47,102,552
Inventory	5,369,035	5,162,101
Deferred tax assets (Note 6)	4,886,000	4,886,000
Prepaid expenses and other	3,766,541	3,952,388

Total current assets	75,734,866	97,556,254

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	190,711,624	190,690,780

OTHER ASSETS:
Wireless license acquisition costs	799,839,191	799,835,469
Goodwill	622,432,024	622,100,636
Deferred financing costs, net of accumulated amortization of $1,834,899 in 2007 and $7,964,601 in 2006	7,134,926	13,220,829
Customer list, net of accumulated amortization of $71,683,830 in 2007 and $64,567,330 in 2006	23,564,520	30,681,020
Other non-current assets	618,663	618,611

Total other assets	1,453,589,324	1,466,456,565

Total assets	$1,720,035,814	$1,754,703,599

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,654,647	$30,135,219
Accounts payable — affiliates	4,678,818	12,135,227
Accrued expenses	19,170,769	11,727,613
Accrued interest payable	7,039,025	39,783,977
Deferred revenue and customer deposits	18,065,562	16,195,347
Current portion of credit facility and debt securities (Note 5)	9,000,000	1,250,000

Total current liabilities	82,608,821	111,227,383

OTHER LIABILITIES:
Credit facility and debt securities, net of current portion (Note 5)	1,092,786,138	1,039,250,692
Deferred tax liabilities (Note 6)	133,547,989	155,958,421
Deferred gain on disposition of operating assets and other long-term liabilities	25,381,198	25,962,430
COMMITMENTS (Note 7)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 350 shares authorized and issued	4	4
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(88,835,584)	(52,242,579)

Total stockholder’s equity	385,711,668	422,304,673

Total liabilities and stockholder’s equity	$1,720,035,814	$1,754,703,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)

OPERATING REVENUE:
Service revenue	$103,468,732	$87,472,952
Roaming revenue	28,563,867	22,982,871
Equipment and other revenue	6,541,063	5,848,518

Total operating revenue	138,573,662	116,304,341

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	38,565,115	29,722,958
Cost of equipment	13,452,595	12,213,827
Marketing and selling	18,004,414	16,275,647
General and administrative	22,011,124	21,326,979
Depreciation and amortization	21,283,849	21,453,781
Gain on disposition of operating assets	(716,232)	(748,547)

Total operating expenses	112,600,865	100,244,645

OPERATING INCOME	25,972,797	16,059,696
OTHER EXPENSE:
Interest expense	(25,942,507)	(23,785,118)
Loss from extinguishment of debt (Note 5)	(57,522,612)	—
Other expense, net	(1,505,090)	(258,520)

LOSS BEFORE INCOME TAXES	(58,997,412)	(7,983,942)
Income tax benefit	22,404,407	3,014,533

NET LOSS	$(36,593,005)	$(4,969,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,593,005)	$(4,969,409)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	21,283,849	21,453,781
Amortization of bond discount and deferred financing costs	830,308	845,718
Deferred income taxes	(22,410,432)	(3,123,915)
Loss from extinguishment of debt	57,522,612	—
Gain on disposition of operating assets	(716,232)	(713,194)
Other operating activities	197,394	135,300
Changes in current assets and liabilities —
Accounts receivable	4,378,988	9,926,978
Inventory	(206,934)	(116,912)
Prepaid expenses and other	185,847	(329,924)
Accounts payable	(5,480,572)	352,481
Accrued expenses	(25,301,796)	(23,760,659)
Deferred revenue and customer deposits	1,870,215	1,245,812

Net cash (used in) provided by operating activities	(4,439,758)	946,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,253,649)	(11,032,018)
Change in receivable/payable — affiliates	(7,453,348)	(8,329,383)
Other investing activities	(335,161)	91,718

Net cash used in investing activities	(22,042,158)	(19,269,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and debt securities	900,000,000	—
Repayments and repurchases of credit facility and debt securities	(838,969,500)	—
Debt financing costs	(5,061,187)	(18,000)
Debt securities tender premium	(46,729,868)	—
Other financing activities	(221,016)	—

Net cash provided by (used in) financing activities	9,018,429	(18,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,463,487)	(18,341,626)
CASH AND CASH EQUIVALENTS, beginning of period	36,453,213	76,610,593

CASH AND CASH EQUIVALENTS, end of period	$18,989,726	$58,268,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$57,856,379	$45,006,430
Income taxes	$104,472	$119,854
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets to (from) affiliates	$3,061	$(155,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries, referred to collectively as the Company, as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. The financial statements presented herein should be read in connection with the Company’s December 31, 2006 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

1.	Organization:

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

2.	Accounting Policies:

Business Segment

The Company operates in one business segment pursuant to Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue and Expense Recognition

The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears and are included in accounts receivable on the accompanying condensed consolidated balance sheets, while monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying condensed consolidated balance sheets. Service revenue includes revenue received from the Universal Service Fund, or USF, reflecting the Company’s Eligible Telecommunications Carriers, or ETC, status in certain states. Equipment revenue is recognized when the equipment is delivered to the customer. State gross receipt taxes and federal and state USF fees collected from customers and remitted to the appropriate governmental agency are reported on a net basis and excluded from revenues and sales. Customer acquisition costs, such as sales force compensation and equipment costs, are expensed as incurred and are included in marketing and selling costs and cost of equipment. Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 was adopted as of January 1, 2007 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principle, the validity of a tax position is a matter of tax law. Previous FASB pronouncements did not contain specific guidance as to how to address uncertainty in accounting for income tax assets and liabilities.

The Company has reviewed its various tax positions. The vast majority of the Company’s tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because the Company has loss carryforwards in its primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require the Company to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at March 31, 2007. The Company’s tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes.

Any tax penalties incurred are included as a general and administrative expense in the accompanying condensed consolidated statements of operations. Interest incurred on tax penalties is included as interest expense in the accompanying condensed consolidated statements of operations.

3.	Business Combinations and Acquisitions:

On May 30, 2006, the Company purchased the non-spectrum assets of Texas 15 rural service area, or RSA. In addition, on June 29, 2006, the Company closed on cellular and Personal Communications Services, or PCS, spectrum covering the Texas 15 RSA and on additional PCS spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving Federal Communications Commission, or FCC, approval. The total purchase price for these assets was approximately $25.4 million.

On October 5, 2006, the Company acquired Highland Cellular LLC, which provided wireless service to West Virginia 7 RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owned PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that DCC owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. As a result of the merger, Highland Cellular became a wholly owned subsidiary of the Company. The total purchase price for Highland Cellular was approximately $95.0 million.

The calculation of the purchase price of Highland Cellular and the allocation of the acquired assets and assumed liabilities for Highland Cellular are as follows:

($ in thousands)

Calculation and allocation of purchase price:
Total purchase price	$95,000
Plus fair value of liabilities assumed:
Current liabilities	13,689

Total purchase price plus liabilities assumed	$108,689

Fair value of assets acquired:
Current assets	$4,319
Property, plant and equipment	24,655
Wireless licenses	26,801
Goodwill	37,867
Customer list	15,047

Total fair value of assets acquired	$108,689

To determine the purchase price allocation and the resulting recognition of goodwill, the Company analyzed the assets acquired. The fair value of the current assets and the property, plant and equipment was determined based upon the assessment of the functionality and quality of those assets. In the Company’s review of the wireless

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licenses, the Company determined the fair value based upon the population in the service area and expected wireless service usage. As for the customer lists, the Company reviewed Highland Cellular’s customer base and considered several factors, including the cost of acquiring customers, the average length of contracts with these customers and the average revenue that they could be expected to provide, and determined the fair value accordingly.

On October 19, 2006, the Company made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which the Company was the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to the Company’s and the Company’s affiliate Dobson Cellular Systems, Inc.’s, or DCS’, current coverage, as well as additional spectrum in areas that the Company currently serves in order to have capacity for increased voice and data transmission. The cost to the Company for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash advanced from the credit facility obtained by the Company on August 8, 2006.

The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information set forth below includes all significant business combinations, as if the combinations occurred at the beginning of the period presented. The acquisition of Highland Cellular during 2006 was significant to the Company’s results of operations and thus, cumulatively, the results from all 2006 acquisitions, including the Texas 15 RSA acquisition, are included in the pro forma information below. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time.

For the Three Months
Ended March 31,
2006
($ in thousands)

Operating revenue	$126,733
Loss from continuing operations	(5,476)
Net loss	(5,476)

4.	Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provision for depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was approximately $14.2 million for the three months ended March 31, 2007 and approximately $15.3 million for the three months ended March 31, 2006.

Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	March 31,	December 31,
	2007	2006
	($ in thousands)

Gross property, plant and equipment	$417,821	$403,922
Accumulated depreciation	(227,109)	(213,231)

Property, plant and equipment, net	$190,712	$190,691

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Credit Facility and Debt Securities:

The Company’s credit facility and debt securities as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Credit facility	$900,000	$124,688
10.0% senior notes	185,718	900,000
9.5% senior subordinated notes	16,068	15,813

Total credit facility and debt securities	1,101,786	1,040,501
Less: current portion of credit facility and debt securities	9,000	1,250

Credit facility and debt securities, net of current portion	$1,092,786	$1,039,251

Credit Facility

On March 15, 2007, the Company entered into a new senior secured credit facility consisting of:

•	a 7-year $900.0 million senior secured single draw term loan facility;

•	a 7-year $75.0 million senior secured delayed draw term loan facility; and

•	a 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread. However, at the Company’s option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The delayed draw term facility may be drawn in as many as three draws at the Company’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At March 31, 2007, $900.0 million was outstanding under this credit facility.

The credit facility is guaranteed by ACC Holdings, LLC, a holding company for the Company, and by each of the Company’s direct domestic subsidiaries (other than Alton CellTel Co Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of the Company, its direct domestic subsidiaries (other than Alton CellTel Co Partnership) and ACC Holdings, LLC, as well as by a pledge of the Company’s capital stock and the capital stock of its subsidiaries.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, among other things, after giving effect thereto, no defaults exist and (i) the Company’s ratio of (a) consolidated secured debt to (b) consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, does not exceed 5.50 to 1.00; (ii) the Company’s ratio of (a) consolidated debt to (b) consolidated EBITDA does not exceed 6.50 to 1.00; and (iii) such increase is permitted under the terms of the Company’s indentures, if any. A maintenance covenant limiting consolidated secured leverage is applicable only when extensions of credit are outstanding under the revolving credit facility.

Under the credit facility, there are mandatory scheduled principal payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter, starting with the quarter ending June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by the Company and its subsidiaries, subject to an 18-month reinvestment provision.

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

The proceeds from the Company’s new term loan facility were used to repurchase approximately $714.3 million of the Company’s 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on the Company’s previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of the Company’s 10.0% senior notes of approximately $46.7 million and approximately $5.1 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

Debt Securities

In connection with the Company’s reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The Company may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into the Company, and the net proceeds from the offering were used to fully repay the Company’s old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. DCC and DCS are not guarantors of these senior notes.

The indenture for the Company’s 10.0% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of the Company and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting the Company’s restricted subsidiaries;

•	issue and sell capital stock of the Company’s restricted subsidiaries;

•	issue certain capital stock;

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

On March 15, 2007, the Company repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00. In addition, on March 21, 2007, the Company repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. The Company reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At March 31, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes.

On March 15, 2007, the Company, Highland Cellular, LLC, ACC Lease Co., LLC and ACC Holdings entered into a supplemental indenture, dated March 15, 2007, with Bank of Oklahoma, National Association, as trustee, which amended the original indenture for the Company’s 10.0% senior notes due 2011 to (i) remove the requirement in the restricted payments covenant that the Company maintain a debt to cash flow ratio of no greater than 5.0 to 1, (ii) permit the Company to redeem an aggregate principal amount of $18.1 million of its 9.5% senior subordinated notes due 2009, (iii) increase the general restricted payments basket from $20.0 million to $35.0 million in the aggregate, and (iv) permit the Company to replace its previous $250.0 million senior secured credit facility with the new senior secured credit facility discussed above.

6.	Deferred Tax Assets:

As of March 31, 2007, the Company had a deferred tax asset balance of approximately $117.7 million with no valuation allowance recorded. The Company currently has deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes. The federal tax loss carryforwards expire from 2019 to 2026.

The Company assesses the realization of these deferred tax assets quarterly to determine the required income tax valuation allowance. Based on available evidence, both positive and negative, the Company determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The primary factors that the Company believes provides evidence about the realizability of its net deferred tax assets are the trends related to income from operations, leverage, and capital expenditures (positive and negative changes in cash available for further investment or for leverage reduction, future interest costs associated with current debt instruments, and planned expansions or enhancements to the Company’s network), trends in ARPU, and trends in roaming revenue and the amount of and timing of projected future taxable income that would utilize the Company’s federal and state tax carryforwards. The ultimate realization of the Company’s net deferred tax assets is dependent on the generation of future taxable income sufficient to realize the underlying tax deductions and credits. The Company’s financial income and taxable income over the past few years have diverged due to the recognition, for financial purposes, of financial depreciation of customer list and network assets from acquisitions that do not have a corresponding tax basis and the accelerated depreciation and amortization of the Company’s network assets and wireless licenses for tax purposes.

The Company’s projections of future taxable income include projected revenues, expenses, leverage levels and capital expenditure levels. The results of these projections indicate that the Company will generate sufficient taxable income over the relevant period to recover its net deferred tax assets. The Company considers the potential

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of its net deferred tax assets in its jurisdictions to be subject to significant judgment as the Company is utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on the Company’s realization of the net deferred tax assets.

7.	Commitments and Contingencies:

Commitments

The Company has a purchase and license agreement with Nortel Networks Corp. to make specified minimum purchases of Global System for Mobile Communications related products and services prior to December 31, 2008. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of March 31, 2007, the Company’s exposure for such damages is approximately $0.1 million.

Contingencies

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against the Company, DCC, DCS and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of the Company and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin the Company and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify the Company for certain infringement claims relating to its products and services, and has agreed to assume the defense of the Company, DCC and DCS in this action. The Company does not believe that this lawsuit will have a material effect on its consolidated financial position, results of operations or liquidity.

The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s condensed consolidated financial position, results of operations or liquidity.

The Company is not currently aware of any additional or material changes to pending or threatened litigation against it or its subsidiaries or that involves any of its or its subsidiaries’ property that could have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our condensed consolidated financial statements and the related notes included in Item 1.

OVERVIEW

We provide rural and suburban wireless voice and data services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin.

ACC Escrow Corp. was formed on June 23, 2003, as a wholly owned, indirect subsidiary of Dobson Communications Corporation, or DCC, and began operations on August 8, 2003, when it completed the issuance of $900.0 million of 10.0% senior notes, the proceeds of which were used in our restructuring. Prior to August 19, 2003, we were owned by a joint venture which was equally owned by DCC and AT&T Wireless. On August 19, 2003, we restructured our indebtedness and equity ownership. To affect this restructuring, ACC Escrow Corp. was merged into us, and we completed an exchange offer for our existing 9.5% senior subordinated notes due 2009. Upon consummation of the restructuring on August 19, 2003, we became a wholly owned, indirect subsidiary of DCC.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Income Tax Uncertainties

In June 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 was adopted as of January 1, 2007 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In principle, the validity of a tax position is a matter of tax law. It is not controversial to recognize the benefit of a tax position in a company’s financial statements when the degree of confidence is high that that tax position will be sustained upon examination by a taxing authority. However, in some cases, the law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Previous FASB pronouncements did not contain specific guidance as to how to address uncertainty in accounting for income tax assets and liabilities.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable and/or a reduction in a deferred tax asset or an increase in a deferred tax liability.

We would classify a liability for unrecognized tax benefits as current to the extent that we anticipate making a payment within one year. Based upon our significant tax loss carryforwards that are expected to limit the amount of current income taxes payable, we do not anticipate that we will recognize significant current liabilities in the near future. The requirement to assess the need for a valuation allowance for deferred tax assets, including tax loss carryforwards, based on the sufficiency of future taxable income is unchanged by this Interpretation.

We have reviewed our various tax positions. The vast majority of our tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because we have loss carryforwards in our primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require us to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at March 31, 2007. Our tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes. Net operating loss carryforwards originating in certain years prior to 2003 are subject to examination and adjustment by federal taxing authorities.

Deferred Tax Assets

As of March 31, 2007, our deferred tax asset balance was approximately $117.7 million with no valuation allowance recorded. We currently have deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes.

We assess the realization of these deferred tax assets quarterly to determine the required income tax valuation allowance. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The primary factors that we believe provide evidence about the realizability of our net deferred tax assets are the trends related to income from operations, leverage, and capital expenditures (positive and negative changes in cash available for further investment or for leverage reduction, future interest costs associated with current debt instruments, and planned expansions or enhancements to our network), trends in average monthly service revenue per customer, or ARPU, and trends in roaming revenue and the amount of and timing of projected future taxable income that would utilize our federal and state tax carryforwards. The ultimate realization of our net deferred tax asset is dependent on the generation of future taxable income sufficient to realize the underlying tax deductions and credits. Our financial income and taxable income over the past few years have diverged due to the recognition, for financial purposes, of financial depreciation of customer list and network assets from acquisitions that do not have a corresponding tax basis and the accelerated depreciation and amortization of our network assets and wireless licenses for tax purposes.

Changes in our deferred tax asset valuation allowance have occurred over the past seven years as our operations and capital structure have fluctuated and based upon the jurisdiction where taxable income has occurred or is expected to occur. We have generated taxable income in the recent past. Absent significant refinancing losses, such as the approximately $57.5 million loss recognized in the first quarter of 2007, we expect to generate taxable income in 2007 and beyond. We now expect to recognize taxable income in 2008 and in future years, including the effect of the decrease in annual interest expense associated with the first quarter 2007 refinancing of our indebtedness and a 192 basis point reduction in our overall interest rate. In addition, in 2010 our tax deductions for amortization of intangibles will begin to decrease from approximately $41.7 million per year to approximately $12.4 million per year in 2016 and beyond resulting in further increases to our taxable income. Based upon our projections, we expect to utilize the recognized tax loss carryforwards prior to their expiration. The federal tax loss carryforwards expire from 2019 to 2026.

Our projections of future taxable income include projected revenues, expenses, leverage levels and capital expenditure levels. We believe that our projections use conservative revenues and cost increases over the relevant periods. The results of these projections indicate that we will generate sufficient taxable income over the relevant period to recover our net deferred tax assets. We consider the potential impairment of our net deferred tax assets in our jurisdictions to be subject to significant judgment as we are utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on our realization of the net deferred tax assets.

ACQUISITIONS

We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy, particularly markets near our current service areas. The following are the most recent transactions.

FCC Auction 66

On October 19, 2006, we made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which we were the winning bidder in the Federal Communications Commission’s, or FCC’s, Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our and Dobson Cellular Systems, Inc., or DCS’, current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost to us for these licenses was approximately $65.9 million. The cost for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under our credit facility at that time.

Acquisition of Highland Cellular LLC

On October 5, 2006, we acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 rural service area, or RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that our parent company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. As a result of the merger, Highland Cellular became our wholly owned subsidiary. The total purchase price for Highland Cellular was approximately $95.0 million. This purchase increased our population coverage by approximately 357,100 and our customer base by approximately 50,200.

As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from Highland Cellular beginning October 5, 2006.

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

As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Key Operating Data

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Market population (1)	5,759,200	5,166,500
Ending customers	721,500	665,200
Market penetration (2)	12.5%	12.9%
Gross customer additions	52,400	48,300
Average customers	720,400	665,700
Average monthly service revenue per customer (3)	$48	$44
Average monthly post-paid churn (4)	1.9%	2.0%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United State Census Bureau, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Results of Operations

The following table sets forth the components of our results of operations for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Change
	2007	2006	‘07 vs. ‘06
	($ in thousands)

Operating revenue:
Service revenue	$103,469	$87,473	18.3%
Roaming revenue	28,564	22,983	24.3%
Equipment and other revenue	6,541	5,848	11.9%

Total operating revenue	138,574	116,304	19.1%

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	38,565	29,723	29.7%
Cost of equipment	13,453	12,214	10.1%
Marketing and selling	18,004	16,276	10.6%
General and administrative	22,011	21,327	3.2%
Depreciation and amortization	21,284	21,454	(0.8)%
Gain on disposition of operating assets	(716)	(749)	(4.4)%

Total operating expenses	112,601	100,245	12.3%

Operating income	25,973	16,059	61.7%
Interest expense	(25,942)	(23,785)	9.1%
Loss from extinguishment of debt	(57,523)	—	*
Other expense, net	(1,505)	(258)	483.3%
Income tax benefit	22,404	3,015	*

Net loss	$(36,593)	$(4,969)	636.4%

*	Calculation is not meaningful

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 89.2% of our customer base at March 31, 2007 and 88.8% at March 31, 2006. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our post-paid customers in that they pay monthly fees to utilize our network and services. However, these customers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 5.0% of our total customer base at March 31, 2007 and 7.8% at March 31, 2006. Our pre-paid customers, which are customers that pre-pay for an agreed upon amount of usage, accounted for 5.8% of our customer base at March 31, 2007 and 3.4% at March 31, 2006.

During the three months ended March 31, 2007, we continued to experience an increase in our gross customer additions as a result of several factors, including improvements to our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of March 31, 2007, Global System for Mobile Communications, or GSM, customers accounted for 90.3% of our customer base, compared to 74.1% as of March 31, 2006.

Churn rates decreased for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. We believe this decrease in churn is the result of an increase in our customers under contract and improvements in both the quality of our network and the quality of the customer service being provided through all of our customer touch points. In the future, voluntary churn could be adversely affected by several factors, including network quality issues and competitive pressures including pricing of our services, new products offered and supported network expansion or network overbuild issues. In addition, involuntary churn could be adversely affected by changes in our mix of customers, which could include increasing sales to younger customers or the increasing rate of consumer debt causing more risk for defaults on customer accounts.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal Eligible Telecommunications Carriers, or ETC, designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us USF funding, which is an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. USF funding totaled approximately $6.4 million for the three months ended March 31, 2007 and approximately $5.1 million for the three months ended March 31, 2006. On May 1, 2007, the Federal-State Joint Board on Universal Service released a Recommended Decision proposing an “interim, emergency cap” on funding for competitive ETC’s, freezing the funding within each state at 2006 levels. While the impact that this will ultimately have on our USF funding is not clear, if the Recommended Decision were to become effective, it is possible that our USF funding would decrease slightly as new carriers become eligible for a share of the current funding. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three months ended March 31, 2007, our service revenue increased compared to the three months ended March 31, 2006. This increase in our service revenue was primarily attributable to an increase in our average customer base due to our 2006 acquisitions described above and an increase in ARPU as a result of the continued migration of our customers to our GSM offerings, which has allowed us to expand our voice and data services, and additional USF funding of approximately $1.3 million.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.09 for the three months ended March 31, 2007 compared to $0.10 for the three months ended March 31, 2006. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. AT&T and T-Mobile are our most significant roaming partners, accounting for approximately 96% of our roaming minutes-of-use for the three months ended March 31, 2007 and approximately 98% for the three months ended March 31, 2006. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three months ended March 31, 2007, our roaming revenue increased compared to the three months ended March 31, 2006. This increase was a result of a 34.2% increase in our roaming minutes due to expanded coverage areas, as a result of our 2006 acquisitions described above and increased usage; however, it was partially offset by a 7.4% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended March 31, 2007, compared to the same period in 2006.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to rental revenue.

For the three months ended March 31, 2007, our equipment and other revenue increased compared to the three months ended March 31, 2006. This increase was primarily the result of an increase in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher-priced, higher quality handsets, including Blackberry handheld devices for the three month period ended March 31, 2007 compared to the same period in 2006.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of Service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our customers when our customers roam into their markets, referred to as “roaming” costs. During 2005, we signed a roaming contract with AT&T, our primary roaming partner, which reduced our roaming costs per minute-of-use effective April 9, 2005 to a flat rate that will remain constant through mid-2009. While future rates charged by third-party providers may vary slightly, our flat rate with AT&T will help keep rates fairly constant through mid-2009. However, we expect our overall growth in off-network minutes-of-use to grow; thus, we expect that our roaming costs may continue to increase in future periods.

The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Network and other operating costs	$28,321	73.4%	$22,729	76.5%
Roaming costs	10,244	26.6%	6,994	23.5%

Total cost of service	$38,565	100.0%	$29,723	100.0%

For the three months ended March 31, 2007, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three months ended March 31, 2006. This increase is a result of our 2006 acquisitions described above, which resulted in the addition of new circuits and cell sites related to improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $2.4 million related to new leases entered into during 2006 and 2007.

For the three months ended March 31, 2007, our roaming costs increased compared to the three months ended March 31, 2006. This increase is the result of a 40.9% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of Equipment

Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions and upon the quality of the handset. The volume of equipment transactions is impacted by our gross customer additions and customer upgrades. We, like other wireless providers, have continued to use discounts on wireless handsets and have continued to offer free handset promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless customers and from higher priced rate plans.

For the three months ended March 31, 2007, our cost of equipment increased compared to the three months ended March 31, 2006. The increase in cost of equipment is due to an increase in our gross customer additions primarily due to our 2006 acquisitions described above.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three months ended March 31, 2007, our marketing and selling costs increased compared to the three months ended March 31, 2006. The increase was primarily due to additional commissions paid for increased gross customer additions primarily due to our 2006 acquisitions described above.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three months ended March 31, 2007, our general and administrative costs remained fairly constant compared to the three months ended March 31, 2006.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. For the three months ended March 31, 2007, our depreciation and amortization expense remained fairly constant compared to the three months ended March 31, 2006.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the three months ended March 31, 2007 and 2006 was a result of the sale and leaseback of 205 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of $2.9 million per year over the original life of the lease.

Non-Operating Results

Interest Expense

For the three months ended March 31, 2007, our interest expense increased compared to the three months ended March 31, 2006. This is due to an increase in the average interest rate payable due to our borrowings under our previous senior secured credit facility. During the remainder of 2007, we expect interest expense to decrease due to our repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below) and our repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility. On March 15, 2007, we entered into a $1.05 billion senior secured credit facility, which bears interest on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread (described below).

Loss from Extinguishment of Debt

For the three months ended March 31, 2007, our loss from extinguishment of debt was a result of our repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below) and our repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt, the issuance of debt securities and infusions of equity capital from our parent company, DCC. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash on hand and cash flows from operations and availability under our existing credit facility will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements and expenditures may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technical and competitive developments that may arise.

We may have to refinance our 10.0% senior notes at their final maturity in 2011. Based upon the market rates available to us, we may have to refinance earlier than the stated maturity dates. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, because these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, DCC, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Working Capital and Net Cash Flow

	March 31,	December 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash and cash equivalents	$18,990	$36,453	(47.9)%
Other current assets	56,745	61,103	(7.1)%

Total current assets	75,735	97,556	(22.4)%

Current liabilities	82,609	111,227	(25.7)%

Working capital	$(6,874)	$(13,671)	(49.7)%

Ratio of current assets to current liabilities	0.9:1	0.9:1

Our net cash used in operating activities totaled approximately $4.4 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of approximately $0.9 million for the three months ended March 31, 2006. The decrease was primarily due to changes in current assets and current liabilities, partially offset by an increase in operating income, which generated more cash receipts for the three months ended March 31, 2007 compared to the same period in 2006. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the three months ended March 31, 2007 and 2006. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the three months ended March 31, 2007 primarily related to capital expenditures of approximately $14.3 million. Our net cash used in investing activities for the three months ended March 31, 2006 primarily related to capital expenditures of approximately $11.0 million.

We received cash from financing activities for the three months ended March 31, 2007. Cash provided by financing activities for the three months ended March 31, 2007 primarily related to proceeds of $900.0 million from our new term loan facility, offset by the repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below), the repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit, and the payment of transaction costs, including a tender premium in connection with the repurchase of our 10.0% senior notes of approximately $46.7 million and approximately $5.1 million related to establishing the new credit facility. Financing activities are typically related to proceeds from our credit facility and debt securities, repayments of our credit facility and debt securities, deferred financing costs associated with our credit facility and debt securities and repurchases of debt and equity securities. For future expected payments of our debt securities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Capital Resources

New Credit Facility

On March 15, 2007, we entered into a new senior secured credit facility consisting of:

•	a 7-year $900.0 million senior secured single draw term loan facility;

•	a 7-year $75.0 million senior secured delayed draw term loan facility; and

•	a 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, at our option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The delayed draw term facility may be drawn in as many as three draws at our option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. As of March 31, 2007, $900.0 million was outstanding under this credit facility.

The credit facility is guaranteed by ACC Holdings, LLC, our holding company, and by each of our direct domestic subsidiaries (other than Alton CellTel Co Partnership) and is secured by a first priority security interest in substantially all of our tangible and intangible assets, our direct domestic subsidiaries (other than Alton CellTel Co Partnership) and ACC Holdings, LLC, as well as by a pledge of our capital stock and the capital stock of our subsidiaries.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, among other things, after giving effect thereto, no default exists and (i) our ratio of (a) consolidated secured debt to (b) consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, does not exceed 5.50 to 1.00; (ii) our ratio of (a) consolidated debt to (b) consolidated EBITDA does not exceed 6.50 to 1.00; and (iii) such increase is permitted under the terms of our indentures, if any. A maintenance covenant limiting consolidated secured leverage is applicable only when extensions of credit are outstanding under the revolving credit facility.

Under the credit facility, there are mandatory scheduled principal payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter, starting with the quarter ending June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

We are also required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by us and our subsidiaries, subject to an 18-month reinvestment provision.

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

Proceeds from our new term loan facility were used to repurchase approximately $714.3 million of our 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of our 10.0% senior notes of approximately $46.7 million and approximately $5.1 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

10.0% senior notes

In connection with our reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. We may, at our option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into us, and the net proceeds from the offering were used to fully repay our old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. DCC and DCS are not guarantors of these senior notes.

The indenture for our 10.0% senior notes include certain covenants including, but not limited to, covenants that limit the ability of us and our restricted subsidiaries to:

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

On March 15, 2007, we repurchased $711.0 million of our 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00. In addition, on March 21, 2007, we repurchased an additional $3.3 million of our 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. We reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At March 31, 2007, there was $185.7 million aggregate principle amount outstanding of existing 10.0% senior notes.

On March 15, 2007, we, Highland Cellular, LLC, ACC Lease Co., LLC and ACC Holdings entered into a supplemental indenture, dated March 15, 2007, with Bank of Oklahoma, National Association, as trustee, which amended the original indenture for our 10.0% senior notes due 2011 to (i) remove the requirement in the restricted payments covenant that we maintain a debt to cash flow ratio of no greater than 5.0 to 1, (ii) permit us to redeem an aggregate principal amount of $18.1 million of our 9.5% senior subordinated notes due 2009, (iii) increase the general restricted payments basket from $20.0 million to $35.0 million in the aggregate, and (iv) permit us to replace our previous $250.0 million senior secured credit facility with the new senior secured credit facility discussed above.

Capital Expenditures and Commitments

Our capital expenditures were approximately $14.3 million for the three months ended March 31, 2007. We plan to spend approximately $60.0 million for capital expenditures during 2007, as we continue to develop and improve our GSM network.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

We have a purchase and license agreement with Nortel Networks Corp. to make specified minimum purchases of GSM related products and services prior to December 31, 2008. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of March 31, 2007, our exposure for such damages is approximately $0.1 million.

On March 15, 2007, we entered into a new $1.05 billion senior secured credit facility and repaid the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility. As of March 31, 2007, $900.0 million was outstanding under this credit facility (described above).

On March 15, 2007, we repurchased $711.0 million of our 10.0% senior notes due 2011. In addition, on March 21, 2007, we repurchased an additional $3.3 million of our 10.0% senior notes due 2011. At March 31, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes (described above).

Except for the items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

The description of our plans and expectations set forth herein, including expected capital expenditures, acquisitions, and operating results are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our operating results to differ materially from the plans and expectations include, without limitation, our substantial leverage and debt service requirements, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At March 31, 2007, we had $900.0 million outstanding under our senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. This is the only variable rate debt we had outstanding. A one-percentage point change in interest rates would change our cash interest payments on an annual basis by approximately $9.0 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2007. On the basis of this review, our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against us, DCC, DCS and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of us and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin us and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify us for certain infringement claims relating to its products and services, and has agreed to assume the defense of us, DCC and DCS in this action. We do not believe that this lawsuit will have a material effect on our consolidated financial position, results of operations or liquidity.

We are not currently aware of any additional pending or threatened litigation against us or our subsidiaries or that involves any of our or our subsidiaries’ property that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture No. 4, dated March 15, 2007, to Indenture dated August 8, 2003 by and among American Cellular Corporation the Guarantors (as defined in the indenture) and Bank of Oklahoma, National Association, as trustee.	(1)[4.1]
10.1	Credit Agreement, dated as of March 15, 2007 among American Cellular Corporation, the Lenders (as defined therein), the Subsidiary Guarantors (as defined therein), ACC Holdings, LLC, Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., and Bear Stearns Corporate Lending Inc., Citibank N.A. and Deutsche Bank Securities Inc., as co-documentation agents.	(1)[10.1]
10.2	Guarantee and Collateral Agreement, dated March 15, 2007, by and among American Cellular Corporation, ACC Holdings, LLC, ACC Lease Co., LLC, Highland Cellular, LLC and Lehman Commercial Paper Inc., as administrative agent.	(1)[10.2]
10.3	Amended and Restated Management Agreement, dated March 15, 2007, by and between Dobson Cellular Systems, Inc., and American Cellular Corporation.	(1)[10.3]
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(2)
32.1	Section 1350 Certification by our principal executive officer.	(2)
32.2	Section 1350 Certification by our principal financial officer.	(2)

(1)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on March 16, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: May 10, 2007

/s/ STEVEN P. DUSSEK
Steven P. Dussek
Chief Executive Officer and Director
(principal executive officer)

Date: May 10, 2007
/s/  BRUCE R. KNOOIHUIZEN
Bruce R. Knooihuizen
Executive Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture No. 4, dated March 15, 2007, to Indenture dated August 8, 2003 by and among American Cellular Corporation the Guarantors (as defined in the indenture) and Bank of Oklahoma, National Association, as trustee.	(1)[4.1]
10.1	Credit Agreement, dated as of March 15, 2007 among American Cellular Corporation, the Lenders (as defined therein), the Subsidiary Guarantors (as defined therein), ACC Holdings, LLC, Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., and Bear Stearns Corporate Lending Inc., Citibank N.A. and Deutsche Bank Securities Inc., as co-documentation agents.	(1)[10.1]
10.2	Guarantee and Collateral Agreement, dated March 15, 2007, by and among American Cellular Corporation, ACC Holdings, LLC, ACC Lease Co., LLC, Highland Cellular, LLC and Lehman Commercial Paper Inc., as administrative agent.	(1)[10.2]
10.3	Amended and Restated Management Agreement, dated March 15, 2007, by and between Dobson Cellular Systems, Inc., and American Cellular Corporation.	(1)[10.3]
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(2)
32.1	Section 1350 Certification by our principal executive officer.	(2)
32.2	Section 1350 Certification by our principal financial officer.	(2)

(1)	Filed as an exhibit to Dobson Communications Corporation’s (Commission File Number 000-29225) Current Report on Form 8-K filed on March 16, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.