Form 10-Q
period 2007-06-30
AMERICAN CELLULAR CORP /DE/
filed 2007-08-09
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 1, 2007, there were 350 shares of the registrant’s $0.01 par value common stock outstanding, which are owned of record by ACC Holdings, LLC.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,289,164	$36,453,213
Accounts receivable, net	53,733,759	47,102,552
Inventory	3,972,552	5,162,101
Deferred tax assets (Note 7)	4,891,475	4,886,000
Prepaid expenses and other	3,900,935	3,952,388

Total current assets	89,787,885	97,556,254

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	194,606,175	190,690,780

OTHER ASSETS:
Wireless license acquisition costs	799,843,299	799,835,469
Goodwill	623,032,283	622,100,636
Deferred financing costs, net of accumulated amortization of $2,227,872 in 2007 and $7,964,601 in 2006	7,026,691	13,220,829
Customer list, net of accumulated amortization of $78,800,330 in 2007 and $64,567,330 in 2006	16,448,020	30,681,020
Other non-current assets	628,491	618,611

Total other assets	1,446,978,784	1,466,456,565

Total assets	$1,731,372,844	$1,754,703,599

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,264,687	$30,135,219
Accounts payable — affiliates	4,410,086	12,135,227
Accrued expenses	18,927,798	11,727,613
Accrued interest payable	12,652,588	39,783,977
Deferred revenue and customer deposits	18,399,592	16,195,347
Current portion of credit facility and debt securities (Note 6)	9,000,000	1,250,000

Total current liabilities	89,654,751	111,227,383

OTHER LIABILITIES:
Credit facility and debt securities, net of current portion (Note 6)	1,090,791,084	1,039,250,692
Deferred tax liabilities (Note 7)	136,105,112	155,958,421
Deferred gain on disposition of operating assets and other long-term liabilities	25,381,797	25,962,430
CONTINGENCIES (Note 8)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 350 shares authorized and issued	4	4
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(84,746,417)	(52,242,579)
Accumulated other comprehensive loss	(360,735)	—

Total stockholder’s equity	389,440,100	422,304,673

Total liabilities and stockholder’s equity	$1,731,372,844	$1,754,703,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

OPERATING REVENUE:
Service revenue	$106,295,413	$89,520,700	$209,764,145	$176,993,652
Roaming revenue	34,429,221	29,495,664	62,993,088	52,478,535
Equipment and other revenue	6,875,193	6,079,552	13,416,256	11,928,070

Total operating revenue	147,599,827	125,095,916	286,173,489	241,400,257

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	41,057,174	30,880,607	79,622,289	60,603,565
Cost of equipment	14,043,397	13,932,197	27,495,992	26,146,024
Marketing and selling	19,330,182	15,786,709	37,334,596	32,062,356
General and administrative	22,596,503	21,164,837	44,607,627	42,491,816
Depreciation and amortization	20,171,144	19,948,430	41,454,993	41,402,211
Gain on disposition of operating assets	(716,232)	(735,897)	(1,432,464)	(1,484,444)

Total operating expenses	116,482,168	100,976,883	229,083,033	201,221,528

OPERATING INCOME	31,117,659	24,119,033	57,090,456	40,178,729

OTHER EXPENSE:
Interest expense	(22,590,529)	(23,778,647)	(48,533,036)	(47,563,765)
Loss from extinguishment of debt (Note 6)	(55,623)	—	(57,578,235)	—
Other expense, net	(1,157,006)	(482,834)	(2,662,096)	(741,354)

INCOME (LOSS) BEFORE INCOME TAXES	7,314,501	(142,448)	(51,682,911)	(8,126,390)
Income tax (expense) benefit	(3,225,334)	42,699	19,179,073	3,057,232

NET INCOME (LOSS)	$4,089,167	$(99,749)	$(32,503,838)	$(5,069,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

	Stockholders’ Equity
						Accumulated
		Class A				Other	Total
	Comprehensive	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Capital	Deficit	Loss	Equity
	(Unaudited)

DECEMBER 31, 2006	$—	350	$4	$474,547,248	$(52,242,579)	$—	$422,304,673
Net loss	(32,503,838)	—	—	—	(32,503,838)	—	(32,503,838)
Cash flow hedging derivatives, net of tax	(360,735)	—	—	—	—	(360,735)	(360,735)

Total comprehensive loss	$(32,864,573)

JUNE 30, 2007		350	$4	$474,547,248	$(84,746,417)	$(360,735)	$389,440,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,503,838)	$(5,069,158)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	41,454,993	41,402,211
Amortization of bond discount and deferred financing costs	1,478,227	1,692,042
Deferred income taxes	(19,637,688)	(3,057,232)
Loss from extinguishment of debt	57,578,235	—
Gain on disposition of operating assets	(1,432,464)	(1,484,444)
Other operating activities	100,168	170,344
Changes in current assets and liabilities —
Accounts receivable	(6,631,207)	4,429,794
Inventory	1,189,549	(1,958,570)
Prepaid expenses and other	(548,547)	(476,846)
Accounts payable	(3,870,532)	(3,113,422)
Accrued expenses	(19,931,204)	(1,651,939)
Deferred revenue and customer deposits	2,204,245	1,412,073

Net cash provided by operating activities	19,449,937	32,294,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,039,570)	(29,476,502)
Purchase of wireless licenses and properties	(339,477)	(35,277,832)
Change in receivable/payable — affiliates	(7,675,177)	(4,363,368)
Other investing activities	1,012,169	83,644

Net cash used in investing activities	(39,042,054)	(69,034,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and debt securities	900,000,000	—
Repayments and repurchases of credit facility and debt securities	(841,219,500)	—
Debt financing costs	(5,345,925)	—
Debt securities tender premium	(46,785,491)	—
Other financing activities	(221,016)	—

Net cash provided by financing activities	6,428,068	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,164,049)	(36,739,205)
CASH AND CASH EQUIVALENTS, beginning of period	36,453,213	76,610,593

CASH AND CASH EQUIVALENTS, end of period	$23,289,164	$39,871,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$74,185,347	$45,866,180
Income taxes	$294,253	$354,004
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets to (from) affiliates	$49,964	$(2,901,759)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries, referred to collectively as the Company, as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires the Company to record an asset or liability and a transition adjustment, net of income tax benefit, to other comprehensive income or loss for its derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Company designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s accumulated other comprehensive loss, net of income tax benefit, was approximately $0.4 million as of June 30, 2007. See Note 5 for further discussion of hedge accounting.

By using derivative instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are low credit risks.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with interest rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 was adopted as of January 1, 2007 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In principle, the validity of a tax position is a matter of tax law. Previous FASB pronouncements did not contain specific guidance as to how to address uncertainty in accounting for income tax assets and liabilities.

The Company has reviewed its various tax positions. The vast majority of the Company’s tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because the Company has loss carryforwards in its primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require the Company to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at June 30, 2007. The Company’s tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes.

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

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of the purchase price of Highland Cellular and the allocation of the acquired assets and assumed liabilities for Highland Cellular are as follows:

($ in thousands)

Calculation and allocation of purchase price:
Total purchase price	$95,000
Plus fair value of liabilities assumed:
Current liabilities	13,686

Total purchase price plus liabilities assumed	$108,686

Fair value of assets acquired:
Current assets	$4,319
Property, plant and equipment	24,655
Wireless licenses	26,801
Goodwill	37,864
Customer list	15,047

Total fair value of assets acquired	$108,686

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

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	($ in thousands)

Operating revenue	$136,540	$263,066
Net loss	(24)	(5,383)

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provision for depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was approximately $27.2 million for the six months ended June 30, 2007 and approximately $29.1 million for the six months ended June 30, 2006.

Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	June 30,	December 31,
	2007	2006
	($ in thousands)

Gross property, plant and equipment	$434,518	$403,922
Accumulated depreciation	(239,912)	(213,231)

Property, plant and equipment, net	$194,606	$190,691

5.	Derivative Financial Instruments:

In accordance with the Company’s credit agreement, the Company is required to maintain hedge agreements to the extent necessary to provide that at least 30% of the aggregate principal amount of consolidated total debt of the Company subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

On June 11, 2007, in accordance with the terms of the Company’s credit agreement, the Company entered into an interest rate swap agreement with Bear Sterns Capital Market Inc. as the counterparty. Under the terms of the swap agreement, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $129.0 million at a fixed rate of 5.445% plus a factor based on the Company’s leverage, while the counterparty is obligated to make quarterly floating payments to the Company based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

The Company does not hold or issue derivative instruments for trading purposes. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has designated the interest rate swap as a cash flow hedge. Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in “Accumulated other comprehensive loss”. These amounts are reclassified to interest expense when the forecasted transaction takes place.

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of the Company’s hedged borrowings under the credit agreement. As a result, no material ineffectiveness of the cash-flow hedges was recorded in the condensed consolidated statements of operations.

At June 30, 2007, there was approximately $0.4 million in deferred losses on this derivative instrument accumulated in other comprehensive loss.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Credit Facility and Debt Securities:

The Company’s credit facility and debt securities as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Credit facility	$897,750	$124,688
10.0% senior notes	185,718	900,000
9.5% senior subordinated notes	16,323	15,813

Total credit facility and debt securities	1,099,791	1,040,501
Less: current portion of credit facility and debt securities	9,000	1,250

Credit facility and debt securities, net of current portion	$1,090,791	$1,039,251

Credit Facility

On March 15, 2007, the Company entered into a new senior secured credit facility consisting of:

•	a 7-year $900.0 million senior secured single draw term loan facility;

•	a 7-year $75.0 million senior secured delayed draw term loan facility; and

•	a 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread. However, at the Company’s option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The delayed draw term facility may be drawn in as many as three draws at the Company’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At June 30, 2007, $897.8 million was outstanding under this credit facility.

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

Debt Securities

In connection with the Company’s reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1. The Company may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into the Company, and the net proceeds from the offering were used to fully repay the Company’s old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. DCC and DCS are not guarantors of these senior notes.

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

On March 15, 2007, the Company repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, the Company repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. The Company reported a loss from extinguishment of debt of approximately $57.6 million as a result of these repurchases. At June 30, 2007, there was $185.7 million aggregate principal amount outstanding of remaining 10.0% senior notes.

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

7.	Deferred Tax Assets:

As of June 30, 2007, the Company had a deferred tax asset balance of approximately $116.1 million with no valuation allowance recorded. The Company currently has deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes. The federal tax loss carryforwards expire from 2019 to 2026.

The Company assesses the realization of these deferred tax assets quarterly to determine the required income tax valuation allowance. Based on available evidence, both positive and negative, the Company determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The primary factors that the Company believes provides evidence about the realizability of its net deferred tax assets are the trends related to income from operations, leverage, and capital expenditures (positive and negative changes in cash available for further investment or for leverage reduction, future interest costs associated with current debt instruments, and planned expansions or enhancements to the Company’s network), trends in average monthly service revenue per customer, or ARPU, and trends in roaming revenue and the amount of and timing of projected future taxable income that would utilize the Company’s federal and state tax carryforwards. The ultimate realization of the Company’s net deferred tax assets is dependent on the generation of future taxable income sufficient to realize the underlying tax deductions and credits. The Company’s financial income and taxable income over the past few years have diverged due to the recognition, for financial purposes, of financial depreciation of customer list and network assets from acquisitions that do not have a corresponding tax basis and the accelerated depreciation and amortization of the Company’s network assets and wireless licenses for tax purposes.

The Company’s projections of future taxable income include projected revenues, expenses, leverage levels and capital expenditure levels. The results of these projections indicate that the Company will generate sufficient taxable income over the relevant period to recover its net deferred tax assets. The Company considers the potential impairment of its net deferred tax assets in its jurisdictions to be subject to significant judgment as the Company is

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on the Company’s realization of the net deferred tax assets.

8.	Contingencies:

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against the Company, DCC, DCS and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of the Company and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin the Company and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify the Company for certain infringement claims relating to its products and services, and has agreed to assume the defense of the Company, DCC and DCS in this action. DCC has since been dismissed from this lawsuit; however DCS and the Company continue to be defendants. The Company does not believe that this lawsuit will have a material effect on its consolidated financial position, results of operations or liquidity.

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

9.	Acquisition of DCC by AT&T:

On June 29, 2007, DCC entered into an Agreement and Plan of Merger, or the Merger Agreement, with AT&T Inc., or AT&T and Alpine Merger Sub, Inc., or Merger Sub, a wholly owned subsidiary of AT&T.

Under the terms of the Merger Agreement, Merger Sub will be merged, or the Merger, with and into DCC, with DCC continuing as the surviving corporation and becoming a subsidiary of AT&T.

Completion of the Merger is subject to several conditions, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the FCC and other customary closing conditions.

The respective Boards of Directors of DCC, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of DCC’s outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement will not be solicited from the other stockholders of DCC because no further stockholder action is required to approve the Merger.

The Merger Agreement contains termination rights for both DCC and AT&T. DCC’s termination rights include the right to terminate the Merger Agreement on or prior to August 31, 2007, subject to complying with the terms of the Merger Agreement, to enter into a definitive transaction agreement with respect to a superior proposal. DCC will be required to pay AT&T a termination fee of $85.0 million to exercise that termination right and under other circumstances specified in the Merger Agreement. DCC and DCCLP have agreed with AT&T not to solicit or facilitate competing transactions, subject to the terms of the Merger Agreement and a separate Support Agreement that DCCLP entered into with AT&T.

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

ACQUISITION OF DCC BY AT&T

On June 29, 2007, DCC entered into an Agreement and Plan of Merger, or the Merger Agreement, with AT&T Inc., or AT&T and Alpine Merger Sub, Inc., or Merger Sub, a wholly owned subsidiary of AT&T.

Under the terms of the Merger Agreement, Merger Sub will be merged, or the Merger, with and into DCC, with DCC continuing as the surviving corporation and becoming a subsidiary of AT&T. At the effective time of the Merger, each issued and outstanding share of Class A common stock and Class B common stock of DCC will be cancelled and converted into the right to receive $13.00 in cash, without interest. Each outstanding option to acquire our common stock will be cancelled at the effective time of the Merger, and the option holder will receive a cash payment, without interest and less any applicable tax withholdings, equal to the number of shares of the DCC’s common stock subject to the option multiplied by the excess, if any, of $13.00 over the exercise price per share of the option.

Completion of the Merger is subject to several conditions, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the FCC and other customary closing conditions.

The respective Boards of Directors of DCC, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of DCC’s outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement will not be solicited from DCC’s other stockholders because no further stockholder action is required to approve the Merger.

The Merger Agreement contains termination rights for both DCC and AT&T. DCC’s termination rights include the right to terminate the Merger Agreement on or prior to August 31, 2007, subject to complying with the terms of the Merger Agreement, to enter into a definitive transaction agreement with respect to a superior proposal. DCC will be required to pay AT&T a termination fee of $85.0 million to exercise that termination right and under other circumstances specified in the Merger Agreement. DCC and DCCLP have agreed with AT&T not to solicit or facilitate competing transactions, subject to the terms of the Merger Agreement and a separate Support Agreement that DCCLP entered into with AT&T.

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

We have reviewed our various tax positions. The vast majority of our tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because we have loss carryforwards in our primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require us to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at June 30, 2007. Our tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes. Net operating loss carryforwards originating in certain years prior to 2003 are subject to examination and adjustment by federal taxing authorities.

Deferred Tax Assets

As of June 30, 2007, our deferred tax asset balance was approximately $116.1 million with no valuation allowance recorded. We currently have deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes.

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

Changes in our deferred tax asset valuation allowance have occurred over the past seven years as our operations and capital structure have fluctuated and based upon the jurisdiction where taxable income has occurred or is expected to occur. We have generated taxable income in the recent past. Absent significant refinancing losses, such as the approximately $57.6 million loss recognized in the first half of 2007, we expect to generate taxable income in 2007 and beyond. We now expect to recognize taxable income in 2008 and in future years, including the effect of the decrease in annual interest expense associated with the first quarter 2007 refinancing of our indebtedness and a 192 basis point reduction in our weighted average interest rate. In addition, in 2010 our tax deductions for amortization of intangibles are expected to decrease from approximately $41.7 million per year to approximately $12.4 million per year in 2016 and beyond resulting in further increases to our taxable income. Based upon our projections, we expect to utilize the recognized tax loss carryforwards prior to their expiration. The federal tax loss carryforwards expire from 2019 to 2026.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Key Operating Data

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Market population(1)	5,759,200	5,328,000	5,759,200	5,328,000
Ending customers	735,700	665,800	735,700	665,800
Market penetration(2)	12.8%	12.5%	12.8%	12.5%
Gross customer additions	64,000	46,400	116,400	94,700
Average customers	726,600	665,000	723,500	665,300
Average monthly service revenue per customer(3)	$49	$45	$48	$44
Average monthly post-paid churn(4)	1.7%	1.8%	1.8%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United States Census Bureau, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Results of Operations

The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Change
	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		Ended June 30,	Ended June 30,
	2007	2006	2007	2006	’07 vs. ’06	’07 vs. ’06
	($ in thousands)		($ in thousands)

Operating Revenue:
Service revenue	$106,295	$89,521	$209,764	$176,994	18.7%	18.5%
Roaming revenue	34,429	29,495	62,993	52,478	16.7%	20.0%
Equipment and other revenue	6,875	6,080	13,416	11,928	13.1%	12.5%

Total operating revenue	147,599	125,096	286,173	241,400	18.0%	18.5%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	41,057	30,881	79,622	60,604	33.0%	31.4%
Cost of equipment	14,043	13,932	27,496	26,146	0.8%	5.2%
Marketing and selling	19,330	15,786	37,334	32,062	22.4%	16.4%
General and administrative	22,597	21,165	44,608	42,492	6.8%	5.0%
Depreciation and amortization	20,171	19,948	41,455	41,402	1.1%	0.1%
Gain on disposition of operating assets	(716)	(736)	(1,432)	(1,485)	(2.7)%	(3.6)%

Total operating expenses	116,482	100,976	229,083	201,221	15.4%	13.8%

Operating income	31,117	24,120	57,090	40,179	29.0%	42.1%

Interest expense	(22,591)	(23,779)	(48,533)	(47,564)	(5.0)%	2.0%
Loss from extinguishment of debt	(55)	—	(57,578)	—	*	*
Other expense, net	(1,157)	(483)	(2,662)	(741)	139.5%	259.2%
Income tax (expense) benefit	(3,225)	42	19,179	3,057	*	*

Net income (loss)	$4,089	$(100)	$(32,504)	$(5,069)	4,189.0%	541.2%

*	Calculation is not meaningful

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 88.4% of our customer base at June 30, 2007 and 89.1% at June 30, 2006. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our other customers in that they pay fees to utilize our network and services. However, these customers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 5.6% of our total customer base at June 30, 2007 and 7.1% at June 30, 2006. Our pre-paid customers, who are customers that pre-pay for an agreed upon amount of usage, accounted for 6.0% of our customer base at June 30, 2007 and 3.8% at June 30, 2006.

During the six months ended June 30, 2007, we continued to experience an increase in our gross customer additions as a result of several factors, including improvements to our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of June 30, 2007, Global System for Mobile Communications, or GSM, customers accounted for 92.6% of our customer base, compared to 80.0% as of June 30, 2006.

Churn rates decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. We believe this decrease in churn is the result of an increase in our customers under contract and improvements in both the quality of our network and the quality of the customer service being provided through all of our customer touch points. In the future, voluntary churn could be adversely affected by several factors, including network quality issues and competitive pressures including pricing of our services, new products offered and supported network expansion or network overbuild issues. In addition, involuntary churn could be adversely affected by changes in our mix of customers, which could include increasing sales to younger customers or the increasing rate of consumer debt causing more risk for defaults on customer accounts.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal Eligible Telecommunications Carriers, or ETC, designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us USF funding, which is an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. USF funding totaled approximately $5.8 million for the three months ended June 30, 2007 compared to approximately $5.1 million for the three months ended June 30, 2006 and approximately $12.3 million for the six months ended June 30, 2007 compared to approximately $10.2 million for the six months ended June 30, 2006. On May 1, 2007, the Federal-State Joint Board on Universal Service released a Recommended Decision proposing an “interim, emergency cap” on funding for competitive ETC’s, freezing the funding within each state at 2006 levels. While the impact that this will ultimately have on our USF funding is not clear, if the Recommended Decision were to become effective, it is possible that our USF funding would decrease slightly as new carriers become eligible for a share of the current funding. It is also possible that the FCC might take some other action to reform the USF program that would affect the amount of support that we receive. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and six months ended June 30, 2007, our service revenue increased compared to the three and six months ended June 30, 2006. This increase in our service revenue was primarily attributable to an increase in our average customer base due to our 2006 acquisitions described above and an increase in ARPU as a result of the continued migration of our customers to our GSM offerings, which has allowed us to expand our voice and data services, and additional USF funding of approximately $0.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and $2.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.093 for the three months ended June 30, 2007 compared to $0.105 for the three months ended June 30, 2006 and $0.094 for the six months ended June 30, 2007 compared to $0.104 for the six months ended June 30, 2006. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. AT&T and T-Mobile are our most significant roaming partners, accounting for approximately 98% of our roaming minutes-of-use for the six months ended June 30, 2007 and approximately 98% for the six months ended June 30, 2006. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and six months ended June 30, 2007, our roaming revenue increased compared to the three and six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, this increase was a result of a 32.2% increase in our roaming minutes due to expanded coverage areas, as a result of our 2006 acquisitions described above and increased usage; however, it was partially offset by an 11.7% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended June 30, 2007, compared to the same period in 2006. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, our roaming minutes increased 33.1% due to expanded coverage areas, as a result of our 2006 acquisitions described above and increased usage; however, it was partially offset by a 9.8% decline in our roaming revenue per minute-of-use as contractual rates were lower for the six months ended June 30, 2007, compared to the same period in 2006.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to rental revenue.

For the three and six months ended June 30, 2007, our equipment and other revenue increased compared to the three and six months ended June 30, 2006. This increase was primarily the result of an increase in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher-priced, higher quality handsets, including Blackberry handheld devices, for the three and six month periods ended June 30, 2007, compared to the same periods in 2006.

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

The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)				($ in thousands)

Network and other operating costs	$29,240	71.2%	$23,213	75.2%	$57,561	72.3%	$45,943	75.8%
Roaming costs	11,817	28.8%	7,668	24.8%	22,061	27.7%	14,661	24.2%

Total cost of service	$41,057	100.0%	$30,881	100.0%	$79,622	100.0%	$60,604	100.0%

For the three and six months ended June 30, 2007, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and six months ended June 30, 2006. This increase is a result of the addition of new circuits and cell sites related to our 2006 acquisitions and improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $2.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and approximately $5.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 related to new leases entered into during 2006 and 2007.

For the three and six months ended June 30, 2007, our roaming costs increased compared to the three and six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, this increase is the result of a 47.0% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, this increase is the result of a 44.1% increase in the minutes used by our customers on third-party wireless providers’ networks.

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

For the three and six months ended June 30, 2007, our cost of equipment increased slightly compared to the three and six months ended June 30, 2006. The increase in cost of equipment is due to an increase in our gross customer additions primarily due to our 2006 acquisitions described above.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three and six months ended June 30, 2007, our marketing and selling costs increased compared to the three and six months ended June 30, 2006. The increase was primarily due to additional commissions paid for increased gross customer additions primarily due to our 2006 acquisitions described above.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three and six months ended June 30, 2007, our general and administrative costs remained fairly constant compared to the three and six months ended June 30, 2006.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. For the three and six months ended June 30, 2007, our depreciation and amortization expense remained fairly constant compared to the three and six months ended June 30, 2006.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the three and six months ended June 30, 2007 and 2006 was a result of the sale and leaseback of 205 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of $2.9 million per year over the original life of the lease.

Non-Operating Results

Interest Expense

For the three months ended June 30, 2007, our interest expense decreased slightly compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, our interest expense remained fairly constant compared to the six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, this decrease is due to our repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below) and our repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, this increase is due to an increase in the average interest rate payable due to our borrowings under our previous senior secured credit facility. On March 15, 2007, we entered into a $1.05 billion senior secured credit facility, which bears interest on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread (described below).

Loss from Extinguishment of Debt

For the three and six months ended June 30, 2007, our loss from extinguishment of debt was a result of our repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below) and our repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility.

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

We may have to refinance our 10.0% senior notes at their final maturity in 2011. Based upon the market rates available to us, we may have to refinance earlier than the stated maturity date. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of debt securities. Some or all of these financing options may not be available to us in the future, because these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Our parent, DCC, is not obligated to contribute equity capital or provide any other financing to our subsidiaries or to us and does not guarantee our debt. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Working Capital and Net Cash Flow

	June 30,	December 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash and cash equivalents	$23,289	$36,453	(36.1)%
Other current assets	66,499	61,103	8.8%

Total current assets	89,788	97,556	(8.0)%

Current liabilities	89,655	111,227	(19.4)%

Working capital	$133	$(13,671)	101.0%

Ratio of current assets to current liabilities	1.0:1	0.9:1

Our net cash provided by operating activities totaled approximately $19.4 million for the six months ended June 30, 2007 compared to $32.3 million for the six months ended June 30, 2006. The decrease was primarily due to changes in current assets and current liabilities, partially offset by an increase in operating income, which generated more cash receipts for the six months ended June 30, 2007 compared to the same period in 2006. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Six Months Ended June 30, 2007 and June 30, 2006.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the six months ended June 30, 2007 and 2006. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the six months ended June 30, 2007 primarily related to capital expenditures of approximately $32.0 million. Our net cash used in investing activities for the six months ended June 30, 2006 primarily related to capital expenditures of approximately $29.5 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum.

We received cash from financing activities for the six months ended June 30, 2007. Cash provided by financing activities for the six months ended June 30, 2007 primarily related to proceeds of $900.0 million from our new term loan facility, offset by the repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below), the repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit, and the payment of transaction costs, including a tender premium in connection with the repurchase of our 10.0% senior notes of approximately $46.7 million, approximately $5.1 million related to establishing the new credit facility and approximately $2.3 million of mandatory scheduled principal payments related to the new credit facility. Financing activities are typically related to proceeds from our credit facility and debt securities, repayments of our credit facility and debt securities, deferred financing costs associated with our credit facility and debt securities and repurchases of debt and equity securities. For future expected payments of our debt securities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The delayed draw term facility may be drawn in as many as three draws at our option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. As of June 30, 2007, $897.8 million was outstanding under this credit facility.

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

On June 11, 2007, in accordance with the terms of the credit agreement, we entered into an interest rate swap agreement with Bear Sterns Capital Market Inc. as the counterparty. Under the terms of the swap agreement, we are required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating payments to us based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 5 to our condensed consolidated financial statements included in Item 1 for additional information regarding our interest rate swap agreement.

10.0% senior notes

In connection with our reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1. We may, at our option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into us, and the net proceeds from the offering were used to fully repay our old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. DCC and DCS are not guarantors of these senior notes.

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

On March 15, 2007, we repurchased $711.0 million of our 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, we repurchased an additional $3.3 million of our 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. We reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At June 30, 2007, there was $185.7 million aggregate principle amount outstanding of remaining 10.0% senior notes.

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

Capital Expenditures

Our capital expenditures were $32.0 million for the three months ended June 30, 2007.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

On March 15, 2007, we entered into a new $1.05 billion senior secured credit facility and repaid the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility. As of June 30, 2007, $897.8 million was outstanding under this credit facility (described above).

On March 15, 2007, we repurchased $711.0 million of our 10.0% senior notes due 2011. In addition, on March 21, 2007, we repurchased an additional $3.3 million of our 10.0% senior notes due 2011. At June 30, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes (described above).

Except for the items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

The description of our plans and expectations set forth herein, including expected capital expenditures, acquisitions, and operating results are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our operating results to differ materially from the plans and expectations include, without limitation, DCC’s ability to complete its merger with AT&T; our substantial leverage and debt service requirements; our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. On June 11, 2007, in accordance with the terms of the credit agreement, we entered into an interest rate swap agreement with Bear Sterns Capital Market Inc. as the counterparty. Under the terms of the swap agreement, we are required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 5 to our condensed consolidated financial statements included in Item 1 for additional information regarding our interest rate swap agreement. For the six months ended June 30, 2007, the interest expense related to the hedge was not material.

At June 30, 2007, we had $897.8 million outstanding under our senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. This is the only variable rate debt we had outstanding. A one-percentage point change in interest rates would change our cash interest payments on an annual basis by approximately $9.0 million, after giving effect to the interest rate swap agreement.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2007. On the basis of this review, our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against us, DCC, DCS and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of us and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin us and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify us for certain infringement claims relating to its products and services, and has agreed to assume the defense of us, DCC and DCS in this action. DCC has since been dismissed from this lawsuit; however DCS and us continue to be defendants. We do not believe that this lawsuit will have a material effect on our consolidated financial position, results of operations or liquidity.

We are party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to our consolidated financial position, results of operations or liquidity.

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

There are risks and uncertainties associated with DCC’s proposed acquisition by AT&T.

There are risks and uncertainties associated with DCC’s proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Communications Commission, or to obtain such approvals on the currently proposed terms; or (ii) the failure to satisfy the other conditions for closing set forth in the merger agreement.

The merger agreement also restricts us from engaging in certain activities and taking certain actions without AT&T’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

Our business could be adversely impacted as a result of uncertainty related to the proposed acquisition by AT&T.

The proposed acquisition by AT&T could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•	customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer.	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(1)
32.1	Section 1350 Certification by our principal executive officer.	(1)
32.2	Section 1350 Certification by our principal financial officer.	(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CELLULAR CORPORATION

Date: August 9, 2007	/s/ STEVEN P. DUSSEK Steven P. Dussek Chief Executive Officer and Director (principal executive officer)

Date: August 9, 2007	/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer.	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(1)
32.1	Section 1350 Certification by our principal executive officer.	(1)
32.2	Section 1350 Certification by our principal financial officer.	(1)

(1)	Filed herewith.