Form 10-Q
period 2007-09-30
AMERICAN CELLULAR CORP /DE/
filed 2007-11-09
CIK 1067075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of November 1, 2007, there were 350 shares of the registrant’s $0.01 par value common stock outstanding, which are owned of record by ACC Holdings, LLC.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,792,201	$36,453,213
Accounts receivable, net	62,437,621	47,102,552
Inventory	3,339,256	5,162,101
Deferred tax assets (Note 7)	3,239,000	4,886,000
Prepaid expenses and other	4,769,787	3,952,388

Total current assets	124,577,865	97,556,254

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	192,309,146	190,690,780

OTHER ASSETS:
Wireless license acquisition costs	799,844,574	799,835,469
Goodwill	623,032,496	622,100,636
Deferred financing costs, net of accumulated amortization of $2,627,799 in 2007 and $7,964,601 in 2006	6,770,491	13,220,829
Customer list, net of accumulated amortization of $83,862,339 in 2007 and $64,567,330 in 2006	11,386,013	30,681,020
Other non-current assets	734,967	618,611

Total other assets	1,441,768,541	1,466,456,565

Total assets	$1,758,655,552	$1,754,703,599

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,435,327	$30,135,219
Accounts payable — affiliates	3,349,062	12,135,227
Accrued expenses	18,619,100	11,727,613
Accrued interest payable	20,413,812	39,783,977
Deferred revenue and customer deposits	18,721,664	16,195,347
Current portion of credit facility and debt securities (Note 6)	11,250,000	1,250,000

Total current liabilities	95,788,965	111,227,383

OTHER LIABILITIES:
Credit facility and debt securities, net of current portion (Note 6)	1,088,796,030	1,039,250,692
Deferred tax liabilities	145,727,458	155,958,421
Deferred gain on disposition of operating assets and other long-term liabilities	27,053,234	25,962,430
CONTINGENCIES (Note 8)
STOCKHOLDER’S EQUITY:
Class A common stock, $.01 par value, 350 shares authorized and issued	4	4
Paid-in capital	474,547,248	474,547,248
Accumulated deficit	(71,563,059)	(52,242,579)
Accumulated other comprehensive loss	(1,694,328)	—

Total stockholder’s equity	401,289,865	422,304,673

Total liabilities and stockholder’s equity	$1,758,655,552	$1,754,703,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

OPERATING REVENUE:
Service revenue	$110,245,599	$91,612,664	$320,009,744	$268,606,316
Roaming revenue	44,936,006	39,495,571	107,929,094	91,974,106
Equipment and other revenue	7,036,242	5,582,874	20,452,498	17,510,944

Total operating revenue	162,217,847	136,691,109	448,391,336	378,091,366

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	42,426,314	35,648,793	122,048,603	96,252,358
Cost of equipment	14,237,909	12,475,625	41,733,901	38,621,649
Marketing and selling	18,862,524	17,197,344	56,197,120	49,259,700
General and administrative	24,509,112	21,343,661	69,116,739	63,835,477
Depreciation and amortization	18,234,766	19,342,866	59,689,759	60,745,077
Gain on disposition of operating assets	(716,232)	(716,232)	(2,148,696)	(2,200,676)

Total operating expenses	117,554,393	105,292,057	346,637,426	306,513,585

OPERATING INCOME	44,663,454	31,399,052	101,753,910	71,577,781

OTHER EXPENSE:
Interest expense	(22,860,179)	(24,539,929)	(71,393,215)	(72,103,694)
Loss from extinguishment of debt (Note 6)	—	—	(57,578,235)	—
Other income (expense), net	3,734,862	(591,986)	1,072,766	(1,333,340)

INCOME (LOSS) BEFORE INCOME TAXES	25,538,137	6,267,137	(26,144,774)	(1,859,253)
Income tax (expense) benefit	(12,354,779)	(1,784,422)	6,824,294	1,272,811

NET INCOME (LOSS)	$13,183,358	$4,482,715	$(19,320,480)	$(586,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
For the Nine Months Ended September 30, 2007

	Stockholder’s Equity
						Accumulated
		Class A				Other	Total
	Comprehensive	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Capital	Deficit	Loss	Equity
	(Unaudited)

DECEMBER 31, 2006	$—	350	$4	$474,547,248	$(52,242,579)	$—	$422,304,673
Net loss	(19,320,480)	—	—	—	(19,320,480)	—	(19,320,480)
Cash flow hedging derivatives, net of tax	(1,694,328)	—	—	—	—	(1,694,328)	(1,694,328)

Total comprehensive loss	$(21,014,808)

SEPTEMBER 30, 2007		350	$4	$474,547,248	$(71,563,059)	$(1,694,328)	$401,289,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,320,480)	$(586,442)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	59,689,759	60,745,077
Amortization of bond discount and deferred financing costs	2,133,099	2,554,825
Deferred income taxes	(8,362,867)	(1,872,811)
Loss from extinguishment of debt	57,578,235	—
Gain on disposition of operating assets	(2,148,696)	(2,200,676)
Other operating activities	20,782	35,043
Changes in current assets and liabilities —
Accounts receivable	(15,335,069)	(4,537,666)
Inventory	1,822,845	1,075,911
Prepaid expenses and other	(1,417,399)	(1,349,765)
Accounts payable	(6,699,892)	3,325,463
Accrued expenses	(12,478,678)	(23,284,760)
Deferred revenue and customer deposits	2,526,317	1,575,139

Net cash provided by operating activities	58,007,956	35,479,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,214,228)	(40,030,493)
Purchase of wireless licenses and properties	(340,965)	(35,594,607)
Deposit on FCC licenses	—	(17,000,000)
Proceeds from the sale of assets	1,322,146	5,450
Change in receivable/payable — affiliates	(9,522,983)	(2,607,029)
Other investing activities	(116,356)	(723,558)

Net cash used in investing activities	(50,872,386)	(95,950,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and debt securities	900,000,000	100,000,000
Repayments and repurchases of credit facility and debt securities	(841,219,500)	(2,013,309)
Debt financing costs	(5,489,651)	—
Debt securities tender premium	(46,785,491)	—
Other financing activities	698,060	—

Net cash provided by financing activities	7,203,418	97,986,691

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,338,988	37,515,792
CASH AND CASH EQUIVALENTS, beginning of period	36,453,213	76,610,593

CASH AND CASH EQUIVALENTS, end of period	$50,792,201	$114,126,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$88,608,954	$91,416,180
Income taxes	$767,536	$525,448
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets to (from) affiliates	$736,818	$(2,994,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of American Cellular Corporation, or ACC, and subsidiaries, referred to collectively as the Company, as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

The Company’s accumulated other comprehensive loss, net of income tax benefit, was approximately $1.7 million as of September 30, 2007. See Note 5 for further discussion of hedge accounting.

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

The Company has reviewed its various tax positions. The vast majority of the Company’s tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because the Company has loss carryforwards in its primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require the Company to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at September 30, 2007. The Company’s tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes.

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

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	($ in thousands)

Operating revenue	$147,451	$410,517
Net income (loss)	4,914	(468)

4.  Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provision for depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was approximately $40.4 million for the nine months ended September 30, 2007 and approximately $42.2 million for the nine months ended September 30, 2006.

Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	September 30,	December 31,
	2007	2006
	($ in thousands)

Gross property, plant and equipment	$445,277	$403,922
Accumulated depreciation	(252,968)	(213,231)

Property, plant and equipment, net	$192,309	$190,691

5.	Derivative Financial Instruments:

In accordance with the Company’s credit agreement, the Company is required to maintain hedge agreements to the extent necessary to provide that at least 30% of the aggregate principal amount of consolidated total debt of the Company is subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

On June 11, 2007, in accordance with the terms of the Company’s credit agreement, the Company entered into an interest rate swap agreement with Bear Sterns Capital Market Inc. as the counterparty. Under the terms of the swap agreement, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $129.0 million at a fixed rate of 5.445% plus a factor based on the Company’s leverage, while the counterparty is obligated to make quarterly floating rate payments to the Company based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

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

At September 30, 2007, there was a loss of approximately $1.7 million, net of income tax benefit, on this derivative instrument in accumulated other comprehensive loss.

6.  Credit Facility and Debt Securities:

The Company’s credit facility and debt securities as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Credit facility	$897,750	$124,688
10.0% senior notes	185,718	900,000
9.5% senior subordinated notes	16,578	15,813

Total credit facility and debt securities	1,100,046	1,040,501
Less: current portion of credit facility and debt securities	11,250	1,250

Credit facility and debt securities, net of current portion	$1,088,796	$1,039,251

Credit Facility

On March 15, 2007, the Company entered into a new senior secured credit facility consisting of:

•	a 7-year $900.0 million senior secured single draw term loan facility;

•	a 7-year $75.0 million senior secured delayed draw term loan facility; and

•	a 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread. However, at the Company’s option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The delayed draw term facility may be drawn in as many as three draws at the Company’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At September 30, 2007, $897.8 million was outstanding under this credit facility.

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

Under the credit facility, there are mandatory scheduled principal payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility amortizes in an amount equal to 0.25% per quarter, starting with the quarter ending June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

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

The proceeds from the Company’s new term loan facility were used to repurchase approximately $714.3 million of the Company’s 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on the Company’s previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of the Company’s 10.0% senior notes of approximately $46.8 million and approximately $5.5 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

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

On March 15, 2007, the Company repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, the Company repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. The Company reported a loss from extinguishment of debt of approximately $57.6 million as a result of these repurchases. At September 30, 2007, there was $185.7 million aggregate principal amount outstanding of remaining 10.0% senior notes.

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

As of September 30, 2007, the Company had a deferred tax asset balance of approximately $107.8 million with no valuation allowance recorded. The Company currently has deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes. The federal tax loss carryforwards expire from 2019 to 2026.

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

The Company is not currently aware of any material changes to pending or threatened litigation against it or its subsidiaries or that involves any of its or its subsidiaries’ property that could have a material adverse effect on its financial condition, results of operations or cash flows.

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

Completion of the Merger is subject to several conditions, including approval by the FCC and other customary closing conditions.

The respective Boards of Directors of DCC, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of DCC’s outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement have not been, and will not be, solicited from the other stockholders of DCC because no further stockholder action is required to approve the Merger.

On November 5, 2007, DCC received notice that the U.S. District Court for the District of Columbia had preliminarily approved a consent decree filed by the U.S. Department of Justice that allows the Merger to proceed while requiring that AT&T divest Dobson’s operations in three rural service areas — one in Oklahoma and two in Kentucky — and the Cellular One brand that DCC currently owns. The rural service areas include Oklahoma rural service area, or RSA, 5, an area outside of Oklahoma City; and two areas outside of Lexington, KY, Kentucky RSAs 6 and 8. These RSAs represent a small portion of Dobson’s overall customer base. AT&T must also divest the Cellular One brand, which is used by several independent wireless carriers. In addition, AT&T is required to divest minority interests it holds in wireless businesses operating in Texas RSA 9 and Missouri RSA 1. The West Virginia Public Service Commission and the Arizona Corporation Commission have also cleared the Merger. Final approval of the decree will occur after a mandated notice and comment period, but the parties are allowed to close the transaction in the interim. A review of the Merger is pending with the FCC.

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

ACQUISITION OF DCC BY AT&T

On June 29, 2007, DCC entered into an Agreement and Plan of Merger, or the Merger Agreement, with AT&T Inc., or AT&T, and Alpine Merger Sub, Inc., or Merger Sub, a wholly owned subsidiary of AT&T.

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

Completion of the Merger is subject to several conditions, including approval by the FCC and other customary closing conditions.

The respective Boards of Directors of DCC, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of DCC’s outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement have not been, and will not be, solicited from DCC’s other stockholders because no further stockholder action is required to approve the Merger.

On November 5, 2007, DCC received notice that the U.S. District Court for the District of Columbia had preliminarily approved a consent decree filed by the U.S. Department of Justice that allows the Merger to proceed while requiring that AT&T divest Dobson’s operations in three rural service areas — one in Oklahoma and two in Kentucky — and the Cellular One brand that DCC currently owns. The rural service areas include Oklahoma rural service area, or RSA, 5, an area outside of Oklahoma City; and two areas outside of Lexington, KY, Kentucky RSAs 6 and 8. These RSAs represent a small portion of Dobson’s overall customer base. AT&T must also divest the Cellular One brand, which is used by several independent wireless carriers. In addition, AT&T is required to divest minority interests it holds in wireless businesses operating in Texas RSA 9 and Missouri RSA 1. The West Virginia Public Service Commission and the Arizona Corporation Commission have also cleared the Merger. Final approval of the decree will occur after a mandated notice and comment period, but the parties are allowed to close the transaction in the interim. A review of the Merger is pending with the FCC.

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

We have reviewed our various tax positions. The vast majority of our tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because we have loss carryforwards in our primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require us to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at September 30, 2007. Our tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes. Net operating loss carryforwards originating in certain years prior to 2003 are subject to examination and adjustment by federal taxing authorities.

Deferred Tax Assets

As of September 30, 2007, our deferred tax asset balance was approximately $107.8 million with no valuation allowance recorded. We currently have deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes.

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

Changes in our deferred tax asset valuation allowance have occurred over the past seven years as our operations and capital structure have fluctuated and based upon the jurisdiction where taxable income has occurred or is expected to occur. We have generated taxable income in the recent past. Absent significant refinancing losses, such as the approximately $57.6 million loss recognized in the first nine months of 2007, we expect to generate taxable income in 2007 and beyond. We now expect to recognize taxable income in 2008 and in future years, including the effect of the decrease in annual interest expense associated with the first quarter 2007 refinancing of our indebtedness and a 192 basis point reduction in our weighted average interest rate. In addition, in 2010 our tax deductions for amortization of intangibles are expected to decrease from approximately $41.7 million per year to approximately $12.4 million per year in 2016 and beyond resulting in further increases to our taxable income. Based upon our projections, we expect to utilize the recognized tax loss carryforwards prior to their expiration. The federal tax loss carryforwards expire from 2019 to 2026.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Key Operating Data

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Market population(1)	5,759,200	5,328,000	5,759,200	5,328,000
Ending customers	755,100	667,100	755,100	667,100
Market penetration(2)	13.1%	12.5%	13.1%	12.5%
Gross customer additions	77,500	50,800	193,900	145,500
Average customers	745,200	666,000	730,700	665,500
Average monthly service revenue per customer(3)	$49	$46	$49	$45
Average monthly post-paid churn(4)	2.0%	1.9%	1.9%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United States Census Bureau, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Results of Operations

The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Change
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2007	2006	2007	2006	‘07 vs. ‘06	‘07 vs. ‘06
	($ in thousands)		($ in thousands)

Operating Revenue:
Service revenue	$110,246	$91,613	$320,010	$268,607	20.3%	19.1%
Roaming revenue	44,936	39,496	107,929	91,974	13.8%	17.3%
Equipment and other revenue	7,036	5,583	20,452	17,511	26.0%	16.8%

Total operating revenue	162,218	136,692	448,391	378,092	18.7%	18.6%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	42,427	35,648	122,049	96,252	19.0%	26.8%
Cost of equipment	14,238	12,476	41,734	38,622	14.1%	8.1%
Marketing and selling	18,863	17,198	56,197	49,260	9.7%	14.1%
General and administrative	24,508	21,344	69,116	63,836	14.8%	8.3%
Depreciation and amortization	18,235	19,343	59,690	60,745	(5.7)%	(1.7)%
Gain on disposition of operating assets	(717)	(716)	(2,149)	(2,201)	0.1%	(2.4)%

Total operating expenses	117,554	105,293	346,637	306,514	11.6%	13.1%

Operating income	44,664	31,399	101,754	71,578	42.2%	42.2%

Interest expense	(22,860)	(24,540)	(71,393)	(72,104)	(6.8)%	(1.0)%
Loss from extinguishment of debt	—	—	(57,578)	—	*	*
Other income (expense), net	3,735	(592)	1,073	(1,333)	730.9%	180.5%
Income tax (expense) benefit	(12,355)	(1,784)	6,824	1,273	*	*

Net income (loss)	$13,184	$4,483	$(19,320)	$(586)	194.1%	3,196.9%

*	Calculation is not meaningful

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 86.5% of our customer base at September 30, 2007 and 88.9% at September 30, 2006. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our other customers in that they pay fees to utilize our network and services. However, these customers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 7.4% of our total customer base at September 30, 2007 and 6.5% at September 30, 2006. Our pre-paid customers, who are customers that pre-pay for an agreed upon amount of usage, accounted for 6.1% of our customer base at September 30, 2007 and 4.6% at September 30, 2006.

During the nine months ended September 30, 2007, we continued to experience an increase in our gross customer additions as a result of several factors, including improvements to our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of September 30, 2007, Global System for Mobile Communications, or GSM, customers accounted for 94.7% of our customer base, compared to 84.2% as of September 30, 2006.

Churn rates remained consistent for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 and increased slightly for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We believe this stability in churn is the result of an increase in our customers under contract and improvements in both the quality of our network and the quality of the customer service being provided through all of our customer touch points. In the future, voluntary churn could be adversely affected by several factors, including network quality issues and competitive pressures including pricing of our services, new products offered and supported network expansion or network overbuild issues. In addition, involuntary churn could be adversely affected by changes in our mix of customers, which could include increasing sales to younger customers or the increasing rate of consumer debt causing more risk for defaults on customer accounts.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal Eligible Telecommunications Carriers, or ETC, designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us USF funding, which is an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. USF funding totaled approximately $6.0 million for the three months ended September 30, 2007 compared to approximately $5.1 million for the three months ended September 30, 2006 and approximately $18.3 million for the nine months ended September 30, 2007 compared to approximately $15.3 million for the nine months ended September 30, 2006. On May 1, 2007, the Federal-State Joint Board on Universal Service released a Recommended Decision proposing an “interim, emergency cap” on funding for competitive ETC’s, freezing the funding within each state at 2006 levels. While the impact that this will ultimately have on our USF funding is not clear, if the Recommended Decision were to become effective, it is possible that our USF funding would decrease slightly as new carriers become eligible for a share of the current funding. It is also possible that the FCC might take some other action to reform the USF program that would affect the amount of support that we receive. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and nine months ended September 30, 2007, our service revenue increased compared to the three and nine months ended September 30, 2006. This increase in our service revenue was primarily attributable to an increase in our average customer base due to our 2006 acquisitions described above and an increase in ARPU as a result of the continued migration of our customers to our GSM offerings, which has allowed us to expand our voice and data services, and additional USF funding.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.09 for the three and nine months ended September 30, 2007 compared to $0.10 for the three and nine months ended September 30, 2006. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. AT&T and T-Mobile are our most significant roaming partners, accounting for approximately 99% of our roaming minutes-of-use for the nine months ended September 30, 2007 and approximately 98% for the nine months ended September 30, 2006. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and nine months ended September 30, 2007, our roaming revenue increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase was a result of a 24.8% increase in our roaming minutes due to expanded coverage areas, as a result of our 2006 acquisitions described above, and increased usage; however, it was partially offset by an 8.8% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended September 30, 2007, compared to the same period in 2006. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, our roaming minutes increased 29.5% due to expanded coverage areas, as a result of our 2006 acquisitions described above and increased usage; however, it was partially offset by a 9.4% decline in our roaming revenue per minute-of-use as contractual rates were lower for the nine months ended September 30, 2007, compared to the same period in 2006.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to rental revenue.

For the three and nine months ended September 30, 2007, our equipment and other revenue increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase was primarily the result of an increase of approximately $1.0 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher-priced, higher quality handsets, including Blackberry handheld devices, for the three months ended September 30, 2007, compared to the same period in 2006. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase was primarily the result of an increase of approximately $2.6 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher-priced, higher quality handsets, including Blackberry handheld devices, for the nine months ended September 30, 2007, compared to the same period in 2006.

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

The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)				($ in thousands)

Network and other operating costs	$30,426	71.7%	$26,715	74.9%	$87,987	72.1%	$72,657	75.5%
Roaming costs	12,001	28.3%	8,933	25.1%	34,062	27.9%	23,595	24.5%

Total cost of service	$42,427	100.0%	$35,648	100.0%	$122,049	100.0%	$96,252	100.0%

For the three and nine months ended September 30, 2007, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and nine months ended September 30, 2006. This increase is a result of the addition of new circuits and cell sites related to our 2006 acquisitions and improving our GSM network coverage, with the remaining increase resulting from an increase in tower rent expense of approximately $1.7 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and approximately $6.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 related to new tower leases entered into during 2006 and 2007.

For the three and nine months ended September 30, 2007, our roaming costs increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase is the result of a 31.2% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase is the result of a 39.2% increase in the minutes used by our customers on third-party wireless providers’ networks.

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

For the three and nine months ended September 30, 2007, our cost of equipment increased compared to the three and nine months ended September 30, 2006. The increase in cost of equipment is due to an increase in our gross customer additions primarily due to our 2006 acquisitions described above.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell our wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three and nine months ended September 30, 2007, our marketing and selling costs increased compared to the three and nine months ended September 30, 2006. The increase was primarily due to additional commissions paid for increased gross customer additions primarily due to our 2006 acquisitions described above.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three and nine months ended September 30, 2007, our general and administrative costs increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, the increase was primarily this increase in our general and administrative costs was primarily attributable to approximately $0.9 million in merger costs related to the acquisition by AT&T and an increase in bad debt expense of approximately $1.4 million. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase in our general and administrative costs was primarily attributable to approximately $0.9 million in merger costs related to the acquisition by AT&T and an increase in bad debt expense of approximately $2.3 million.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluation for impairment. For the three and nine months ended September 30, 2007, our depreciation and amortization expense remained fairly constant compared to the three and nine months ended September 30, 2006.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the three and nine months ended September 30, 2007 and 2006 was a result of the sale and leaseback of 205 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of $2.9 million per year over the original life of the lease.

Non-Operating Results

Interest Expense

For the three months ended September 30, 2007, our interest expense decreased slightly compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, our interest expense increased compared to the nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this decrease is due to our repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below) and our repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase is due to an increase in the average interest rate payable due to our borrowings under our previous senior secured credit facility. On March 15, 2007, we entered into a $1.05 billion senior secured credit facility, which bears interest on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread (described below).

Loss from Extinguishment of Debt

For the three and nine months ended September 30, 2007, our loss from extinguishment of debt was a result of our repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below) and our repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility.

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

Working Capital and Net Cash Flow

	September 30,	December 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash and cash equivalents	$50,792	$36,453	39.3%
Other current assets	73,786	61,103	20.8%

Total current assets	124,578	97,556	27.7%

Current liabilities	95,789	111,227	(13.9)%

Working capital	$28,789	$(13,671)	310.6%

Ratio of current assets to current liabilities	1.3:1	0.9:1

Our net cash provided by operating activities totaled approximately $58.0 million for the nine months ended September 30, 2007 compared to $35.5 million for the nine months ended September 30, 2006. The increase was primarily due to changes in current assets and current liabilities, partially offset by an increase in operating income, which generated more cash receipts for the nine months ended September 30, 2007 compared to the same period in 2006. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the nine months ended September 30, 2007 and 2006. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the nine months ended September 30, 2007 primarily related to capital expenditures of approximately $42.2 million. Our net cash used in investing activities for the nine months ended September 30, 2006 primarily related to capital expenditures of approximately $40.0 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum.

We received cash from financing activities for the nine months ended September 30, 2007. Cash provided by financing activities for the nine months ended September 30, 2007 primarily related to proceeds of $900.0 million from our new term loan facility, offset by the repurchase of approximately $714.3 million of our 10.0% senior notes due 2011 (described below), the repayment of the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit, and the payment of transaction costs, including a tender premium in connection with the repurchase of our 10.0% senior notes of approximately $46.8 million, approximately $5.5 million related to establishing the new credit facility and approximately $2.3 million of mandatory scheduled principal payments related to the new credit facility. Financing activities are typically related to proceeds from our credit facility and debt securities, repayments of our credit facility and debt securities, deferred financing costs associated with our credit facility and debt securities and repurchases of debt and equity securities. For future expected payments of our debt securities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The delayed draw term facility may be drawn in as many as three draws at our option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. As of September 30, 2007, $897.8 million was outstanding under this credit facility.

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

Under the credit facility, there are mandatory scheduled principal payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility amortizes in an amount equal to 0.25% per quarter, starting with the quarter ending June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

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

Proceeds from our new term loan facility were used to repurchase approximately $714.3 million of our 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of our 10.0% senior notes of approximately $46.8 million and approximately $5.5 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

On June 11, 2007, in accordance with the terms of the credit agreement, we entered into an interest rate swap agreement with Bear Sterns Capital Market Inc. as the counterparty. Under the terms of the swap agreement, we are required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 5 to our condensed consolidated financial statements included in Item 1 for additional information regarding our interest rate swap agreement.

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

On March 15, 2007, we repurchased $711.0 million of our 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, we repurchased an additional $3.3 million of our 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. We reported a loss from extinguishment of debt of approximately $57.6 million as a result of these repurchases. At September 30, 2007, there was $185.7 million aggregate principle amount outstanding of remaining 10.0% senior notes.

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

Capital Expenditures

Our capital expenditures were $42.2 million for the nine months ended September 30, 2007.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

On March 15, 2007, we entered into a new $1.05 billion senior secured credit facility and repaid the entire amount owed of approximately $124.7 million plus accrued interest on our previous senior secured credit facility. As of September 30, 2007, $897.8 million was outstanding under this credit facility (described above).

On March 15, 2007, we repurchased $711.0 million of our 10.0% senior notes due 2011. In addition, on March 21, 2007, we repurchased an additional $3.3 million of our 10.0% senior notes due 2011. At September 30, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes (described above).

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

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. On June 11, 2007, in accordance with the terms of the credit agreement, we entered into an interest rate swap agreement with Bear Sterns Capital Market Inc. as the counterparty. Under the terms of the swap agreement, we are required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three-month LIBOR on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 5 to our condensed consolidated financial statements included in Item 1 for additional information regarding our interest rate swap agreement. As of September 30, 2007, the fair value of the derivative instrument was approximately $2.8 million.

At September 30, 2007, we had $897.8 million outstanding under our senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. This is the only variable rate debt we had outstanding. A one-percentage point change in interest rates would change our cash interest payments on an annual basis by approximately $9.0 million, after giving effect to the interest rate swap agreement.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2007. On the basis of this review, our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to our consolidated financial position, results of operations or liquidity.

We are not currently aware of any pending or threatened litigation against us or our subsidiaries or that involves any of our or our subsidiaries’ property that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as set forth below.

There are risks and uncertainties associated with DCC’s proposed acquisition by AT&T.

There are risks and uncertainties associated with DCC’s proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated when or as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain approval by the FCC; or (ii) the failure to satisfy the other conditions for closing set forth in the merger agreement.

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

AMERICAN CELLULAR CORPORATION

Date: November 9, 2007	/s/ STEVEN P. DUSSEK Steven P. Dussek Chief Executive Officer and Director (principal executive officer)

Date: November 9, 2007	/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer.	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(1)
32.1	Section 1350 Certification by our principal executive officer.	(1)
32.2	Section 1350 Certification by our principal financial officer.	(1)

(1)	Filed herewith.